Form 10-Q
period 2021-06-30
VPC Impact Acquisition Holdings II
filed 2021-08-13
CIK 1840792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
of the Exchange Act).    Yes  ☒    No  ☐
As of August
13
, 2021, there were 25,578,466 Class A ordinary shares, $0.0001 par value and 6,394,617 Class B ordinary shares, $0.0001 par value, issued and outstanding.

VPC IMPACT ACQUISITION HOLDINGS II
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
VPC IMPACT ACQUISITION HOLDINGS II
CONDENSED BALANCE SHEET
JUNE 30, 2021
(UNAUDITED)

ASSETS
Current assets
Cash	$740,286
Prepaid expenses and other current assets	1,116,024

Total Current Assets	1,856,310
Marketable securities held in Trust Account	255,797,662

TOTAL ASSETS	$257,653,972

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities – accrued expense and offering costs	$1,752,142
Warrant liabilities	16,497,551
Deferred underwriting fee payable	8,952,463

TOTAL LIABILITIES	27,202,156

Commitments and Contingencies
Class A ordinary shares subject to possible redemption 22,545,181 shares at $10.00 per share redemption value	225,451,810
Shareholders’ Equity
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	0
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,033,285 shares issued and outstanding (excluding 22,545,181 shares subject to possible redemption)	303
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,394,617 shares issued and outstanding(1)	639
Additional paid-in capital	5,979,644
Accumulated deficit	(980,580)

Total Shareholders’ Equity	5,000,006

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$257,653,972

(1)
In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option on March 9, 2021, 74,133 Founder Shares were forfeited and 769,617 Founder Shares are no longer subject to forfeiture resulting in an aggregate of 6,394,617 Founder Shares outstanding at June 30, 2021.

The accompanying notes are an integral part of the unaudited condensed financial statements.

VPC IMPACT ACQUISITION HOLDINGS II
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,	For The Period from January 13, 2021 (Inception) Through June 30,
	2021	2021
General and administrative expenses	$1,868,317	$1,999,977

Loss from operations	(1,868,317)	(1,999,977)
Other income (expense):
Changes in fair value of warrant liabilities	2,488,552	1,616,368
Transaction costs incurred in connection with warrant liabilities	0	(609,973)
Interest earned on marketable securities held in Trust Account	9,282	13,002

Other income	2,497,834	1,019,397
Net income (loss)	$629,517	$(980,580)

Weighted average shares outstanding, Class A redeemable ordinary shares	25,578,466	25,578,466

Basic and diluted net income (loss) per share, Class A redeemable ordinary shares	$0.00	$0.00

Weighted average shares outstanding, Class B non-redeemable ordinary shares (1)	6,394,617	6,150,367

Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.10	$(0.16)

(1)	In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining overallotment option on March 9, 2021, 74,133 Founder Shares were forfeited and 769,617 Founder Shares are no longer subject to forfeiture resulting in an aggregate of 6,394,617 Founder Shares outstanding at June 30, 2021. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture. If forfeited, they have been excluded from the calculation of weighted average shares outstanding.
The accompanying notes are an integral part of the unaudited condensed financial statements.

VPC IMPACT ACQUISITION HOLDINGS II
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 13, 2021 (INCEPTION) THROUGH JUNE 30, 2021
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance — January 13, 2021 (inception)	0	$0	0	$0	$0	$0	$0
Issuance of Class B ordinary shares to Sponsor(1)	0	0	6,468,750	647	24,353	0	25,000
Sale of 25,578,466 Units, net of underwriting discounts, fair value of public warrants and offering expenses	25,578,466	2,558	0	0	231,404,838	0	231,407,396
Forfeiture of Founder Shares	0	0	(74,133)	(8)	8	0	0
Class A Ordinary shares subject to possible redemption	(22,482,229)	(2,248)	0	0	(224,820,042)	0	(224,822,290)
Net loss						(1,610,097)	(1,610,097)

Balance – March 31, 2021	3,096,237	$310	6,394,617	$639	$6,609,157	$(1,610,097)	$5,000,009
Change in Value of Ordinary Class A shares subject to possible redemption	(62,952)	(7)	0	0	(629,513)	0	(629,517)
Net income	0	0	0	0	0	629,517	629,517

Balance – June 30, 2021	3,033,285	$303	6,394,617	$639	$5,979,644	$(980,580)	$5,000,006

(1)
In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining overallotment option on March 9, 2021, 74,133 Founder Shares were forfeited and 769,617 Founder Shares are no longer subject to forfeiture resulting in an aggregate of 6,394,617 Founder Shares outstanding at June 30, 2021.

The accompanying notes are an integral part of the unaudited condensed financial statements.

VPC IMPACT ACQUISITION HOLDINGS II
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 13, 2021 (INCEPTION) THROUGH JUNE 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(980,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation cost paid by Sponsor in exchange for issuance of founder shares	5,000
Interest earned on marketable securities held in Trust Account	(13,002)
Changes in fair value of warrant liabilities	(1,616,368)
Transaction costs incurred in connection with warrants	609,973
Changes in operating assets and liabilities:
Prepaid expenses	(1,116,024)
Current liabilities – accrued expense and offering costs	1,727,742

Net cash used in operating activities	(1,383,259)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(255,784,660)

Net cash used in investing activities	(255,784,660)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	250,668,967
Proceeds from sale of Private Placements Warrants	7,690,693
Repayment of promissory note—related party	(93,142)
Payment of offering costs	(358,313)

Net cash provided by financing activities	257,908,205

Net Change in Cash	740,286
Cash - Beginning of period	0

Cash - End of period	$740,286

Non-cash investing and financing activities:
Forfeiture of Founder Shares	$(8)

Offering costs included in accrued offering costs	$24,400

Offering costs paid by Sponsor in exchange for issuance of founder shares	$20,000

Offering costs paid through promissory note	$93,142

Initial classification of Class A ordinary shares subject to possible redemption	$224,433,090

Change in value of Class A ordinary shares subject to possible redemption	$1,018,720

Deferred underwriting fee payable	$8,952,463

The accompanying notes are an integral part of the unaudited condensed financial statements.

VPC IMPACT ACQUISITION HOLDINGS II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from January 13, 2021 (inception) through June 30, 2021 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Business Combination Agreement
On August 2, 2021, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”), by and among, the Company, AG1 Holdings, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (“Holdco”), AG2 Holdings, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (“Merger Sub”), FinAccel Pte. Ltd., a Singapore private company limited by shares (the “Target Company”), each shareholder of the Target Company as set forth on Schedule 1 of the Business Combination Agreement (the “Target Company Shareholders”), and Akshay Garg in his capacity as “Shareholders Representative”, pursuant to which, among other things: (i) on the business day prior to the consummation of the acquisition by Holdco of the Target Company contemplated in the Business Combination Agreement (such consummation, the “Closing”), Merger Sub will merge with and into the Company, with Merger Sub continuing as the “Surviving VIH Company” (the “VIH Merger”, with the effective time of such merger, the “VIH Merger Effective Time”), as a result of which, (a) the Surviving VIH Company will become a wholly-owned subsidiary of Holdco and (b) immediately after the VIH Share Recapitalization (as defined below), each Class A ordinary share of the Company, par value $0.0001 per share (the “VIH Class A Ordinary Shares”) issued and outstanding and Class B ordinary shares of the Company, par value $0.0001 per share (“VIH Class B Ordinary Shares”, and together with the VIH Class A Ordinary Shares, the “VIH Ordinary Shares”) immediately prior to the VIH Merger Effective Time shall no longer be outstanding as of the VIH Merger Effective Time and shall automatically be cancelled and cease to exist in exchange for one Class A ordinary share of Holdco (“Holdco Class A Ordinary Share”) (in the form of one American Depository Share representing a Holdco Class A Ordinary Share, each a “Holdco Class A ADS”) and each outstanding warrant to purchase VIH Ordinary Shares will become exercisable for Holdco Class A Ordinary Shares (in the form of Holdco Class A ADSs) on identical terms, and (ii) at the Closing, among other things, (x) Holdco will acquire all of the issued and outstanding ordinary shares of the Target Company (the “Target Company Ordinary Shares”) and the issued and outstanding preference Shares of the Target Company (the “Target Company Preference Shares”) from the Target Company Shareholders in exchange for the Holdco Class A Ordinary Shares (in the form of Holdco Class A ADSs) or Class V Ordinary Shares of Holdco (“Holdco Class V Ordinary Share”, and together with the Holdco Class A Ordinary Shares, the “Holdco Ordinary Shares”) (in the form of American Depository Share representing a Holdco Class V Ordinary Share, each a “Holdco Class V ADS”, and together with the Holdco Class A ADSs, the “Holdco ADSs”), as the case may be, (b) each option to acquire Target Company Ordinary Shares granted under the FinAccel Employee Share Options Scheme (the “Target Company Options”) and each Assumed Warrant (as defined below) will be converted into the right to receive an option or a warrant to purchase Holdco Class A Ordinary Shares (in the form of Holdco Class A ADSs), respectively, and (c) each Target Company Convertible Note (as defined below) that is then outstanding and not converted into Target Company Ordinary Shares, shall be cancelled and extinguished and in exchange therefor, converted into the right to receive Holdco Class A Ordinary Shares (in the form of Holdco Class A ADSs), in each case, in accordance with the terms and conditions set forth in the Business Combination Agreement. The transactions contemplated by the Business Combination Agreement (the “Transactions”), including the VIH Merger, will constitute a “Business Combination” as contemplated by the Company’s existing amended and restated memorandum and articles of association (the “Current VIH Articles”).
The Business Combination Agreement and the Transactions were unanimously approved by the board of directors of VIH (the “Board”) on July 29, 2021.
VIH Merger
At the VIH Merger Effective Time, Merger Sub and the Company shall consummate the VIH Merger, pursuant to which the Company shall be merged with and into Merger Sub, following which the separate corporate existence of the Company shall cease and Merger Sub shall continue as the surviving company (the “Surviving VIH Company”).
At the VIH Merger Effective Time, every issued and outstanding unit of the Company (consisting of one VIH Class A Ordinary Share and one-fourth of a VIH Public Warrant, as defined below, the “VIH Units”), to the extent not detached, shall be automatically detached and the holder thereof shall be deemed to hold one VIH Class A Ordinary Share and one-fourth of a warrant of the Company.
At the VIH Merger Effective Time, every issued VIH Class B Ordinary Share will convert into one VIH Class A Ordinary Share on a one-for-one basis (the “VIH Share Recapitalization”) and, immediately thereafter every issued VIH Class A Ordinary Share (other than those owned by the Company as treasury shares, which shall be canceled and extinguished without any conversion thereof or payment therefor) shall automatically be cancelled and cease to exist in exchange for one Holdco Class A Ordinary Share (in the form of one Holdco Class A ADS).
At the VIH Merger Effective Time, in accordance with the terms of the Warrant Agreement dated March 4, 2021 by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agreement”), each issued and outstanding whole warrant of the Company (consisting of either one public warrant entitling the holder to purchase one VIH Class A Ordinary Share per warrant at a price of $11.50 per VIH Class A Ordinary Share (a “VIH Public Warrant”), or a private placement warrant entitling the holder to purchase one VIH Class A Ordinary Share per warrant at a price of $11.50 per VIH Class A Ordinary Share (a “VIH Private Warrant”), collectively the “VIH Warrants”) will become exercisable for the right to receive one Holdco Class A Ordinary Share (in the form of Holdco Class A ADS(s)) at the same exercise price per share and on the same terms in effect immediately prior to the VIH Merger Effective Time, and the rights and obligations of the Company under the Warrant Agreement will be assigned and assumed by Holdco.
At the VIH Merger Effective Time, by virtue of the VIH Merger and without any action on the part of any party hereto or the holders of any shares of the Company, Holdco or Merger Sub, all of the ordinary shares of Merger Sub in issue immediately prior to the VIH Merger Effective Time, each of US$0.00001 par value in the share capital of Merger Sub, shall be converted into an equal number of ordinary shares of the Surviving VIH Company, each of US$0.00001 par value in the share capital of the Surviving VIH Company, with the same rights, powers and privileges as the shares so converted and shall constitute the only issued share capital of the Surviving VIH Company.
Target Company Shareholder Consideration
Pursuant to the Business Combination Agreement, the Target Company Shareholders, will receive aggregate merger consideration with an implied value of $2,000,000,000 (the “Equity Value”), consisting of a number of shares of Holdco Class A Ordinary Shares or Holdco Class V Ordinary Shares (in the form of Holdco Class A ADSs or Holdco Class V ADSs, respectively), equal to the Equity Value divided by $10.00 (the “Aggregate Share Consideration”).
Pursuant to the Business Combination Agreement, at the VIH Merger Effective Time, (a) Target Company Ordinary Shares held by the Target Company Shareholders will be cancelled and automatically converted into the right to receive, in the case of the Shareholders other than Akshay Garg and Umang Rustagi, a number of newly issued Holdco Class A Ordinary Shares (in the form of Holdco Class A ADSs) or, in the case of Akshay Garg and Umang Rustagi (the “Founders”), Holdco Class V Ordinary Shares (in the form of Holdco Class V ADSs), each with a par value of $0.00001, equal to an exchange ratio (the “Exchange Ratio”) determined by dividing the Aggregate Share Consideration by the sum of (without duplication): (a) the total number of outstanding Target Company Ordinary Shares, (b) the total number of Target Company Ordinary Shares convertible from all of the outstanding Target Company Preference Shares, (c) the total number of Target Company Ordinary Shares subject to issuance pursuant to a Target Company Option, or portion thereof, to the extent such Target Company Option (or applicable portion thereof) is vested and outstanding as of immediately prior to the Closing or would vest upon or immediately following the Closing (the “Vested Target Company Options”), (d) the maximum number of Target Company Ordinary Shares subject to issuance pursuant to the (i) the Warrant by and between the Target Company and Partners for Growth V, L.P., dated August 12, 2019 and (ii) the Warrant by and between the Target Company and Partners for Growth V, L.P., dated May 12, 2021 (collectively, the “PFG Warrants”), (e) the maximum number of Target Company Ordinary Shares subject to issuance pursuant to the Warrant to Purchase Ordinary Shares of FinAccel Pte. Ltd. by and between the Target Company and Victory Park Capital Advisors, LLC, dated July 10, 2020 (the “VPC Warrant”), and (f) the maximum number of Target Company Ordinary Shares or Target Company Ordinary Shares issuable upon conversion of Target Company Preference Shares, in each case subject to issuance pursuant to outstanding Target Company Convertible Notes, in each case of the foregoing items (a) through (f), as of immediately prior to the Closing.
As of the Closing, each Target Company Option that is then outstanding shall be converted into the right to receive an option relating to Holdco Class A Ordinary Shares (in the form of Holdco Class A ADSs) on the same terms and conditions as are in effect with respect to such Target Company Option immediately prior to the Closing (including with respect to vesting, release, and forfeiture or termination provisions) (each, a “Holdco Option”) except that (i) such Holdco Option shall relate to such number of Holdco Class A Ordinary Shares (in the form of Holdco Class A ADSs, rounded down to the nearest whole Holdco Class A Ordinary Share) as is equal to the product of

(A) the number of Target Company Ordinary Shares subject to such Target Company Option multiplied by (B) the Exchange Ratio, and (ii) the exercise price per share for each such Holdco Option shall be equal to the quotient of

(A) the exercise price per share of such Target Company Option in effect immediately prior to the Closing divided by (B) the Exchange Ratio (the exercise price per share, as so determined, being rounded up to the nearest full cent).
Each of the PFG Warrants and VPC Warrant (collectively, the “Target Company Warrants”), to the extent that it remains outstanding and unexercised immediately prior to the VIH Merger Effective Time (each, an “Assumed Warrant”), shall be converted into a warrant to purchase Holdco Class A Ordinary Shares (in the form of Holdco Class A ADSs) on the same terms and conditions as are in effect immediately prior to the VIH Merger Effective Time (the “Successor Warrant”), except that (a) each Assumed Warrant shall entitle the holder thereof to purchase such number of Holdco Class A Ordinary Shares (in the form of Holdco Class A ADSs) as is equal to the product of (i) the number of Target Company Ordinary Shares subject to such Assumed Warrant immediately prior to the VIH Merger Effective Time multiplied by (ii) the Exchange Ratio and (b) each Assumed Warrant shall have an exercise price per share (which shall be rounded up to the nearest whole cent) equal to the quotient of (i) the exercise price per share of such Assumed Warrant immediately prior to the VIH Merger Effective Time divided by (ii) the Exchange Ratio.
As of the Closing, each note issued by the Target Company that is convertible into Target Company Ordinary Shares or Target Company Preference Shares (the “Target Company Convertible Notes”) that is then outstanding and not converted into Target Company Ordinary Shares, shall be cancelled and extinguished and in exchange therefor, converted into the right to receive with respect to such Target Company Convertible Note, Holdco Class A Ordinary Shares (in the form of Holdco Class A ADSs, rounded down to the nearest whole Holdco Class A Ordinary Shares) equal to the product of (i) the number of Target Company Ordinary Shares that such Target Company Convertible Notes were convertible into immediately prior to the Closing based on the principal amount and any accrued and unpaid interest outstanding on such Target Company Convertible Note multiplied by (ii) the Exchange Ratio.
High Vote Shares
Pursuant to the Business Combination Agreement, immediately prior to the Closing, the Current Holdco Articles will be further amended and restated (the “A&R Holdco Articles”) to, among other things, (a) establish a dual-class Holdco Ordinary Shares structure consisting of Holdco Class A Ordinary Shares and Holdco Class V Ordinary Shares, and (b) provide that each Holdco Class A Ordinary Share will be entitled to one (1) vote per share and each Holdco Class V Ordinary Share will be entitled to ten (10) votes per share (the “High Vote”). In connection with the Transactions, the VIH Ordinary Shares received as consideration by the Founders will be Holdco Class V Ordinary Shares, and will entitle the Founders to the High Vote until such time as such Holdco Class V Ordinary Shares are exchanged pursuant to the terms of the A&R Holdco Articles for an equal number of Holdco Class A Ordinary Shares (i) at the option of the holder, (ii) upon a transfer to an unaffiliated third party, (iii) upon the conversion of any Class V Ordinary Share by Holdco in any manner available under applicable law, including redeeming or repurchasing the relevant Class V Shares and applying the proceeds thereof towards payment for the new Holdco Class A Ordinary Shares, (iv) upon a Founder’s death or incapacity or (v) the date that the number of shares of Holdco, including any shares of Holdco underlying any securities (including restricted stock units, options, or other convertible instruments) convertible into or exchangeable or exercisable into shares of Holdco, held by a Founder and certain permitted transferees is less than 50% of the number of shares of Class V Ordinary Shares held by such Founder and such permitted transferees at the Closing (whichever is earlier with respect to such Holdco Class V Ordinary Shares). The Holdco Class V Ordinary Shares will provide the Founders with approximately 70.5% of the voting power of the Holdco Ordinary Shares outstanding immediately following the Closing, assuming no redemptions by the Company’s shareholders.
The parties to the Business Combination Agreement have made customary representations, warranties and covenants in the Business Combination Agreement, including, among others, covenants with respect to the conduct of the Target Company, its subsidiaries, Holdco Merger Sub, and the Company prior to the Closing. The Closing is subject to certain customary conditions.
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
JUNE 30, 2021
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
Liquidity and Capital Resources
As of June 30, 2021, the Company had $740,286 in its operating bank accounts and working capital of $104,168.
Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain formation and offering costs in exchange for the issuance of the Founder Shares, the loan of up to $300,000 from the Sponsor pursuant to the Note (see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Note was repaid on March 9, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 8, 2021. The interim results for the three months ended June 30, 2021 and for the period from January 13, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

VPC IMPACT ACQUISITION HOLDINGS II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents in its operating account as of June 30, 2021.
Offering Costs
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the condensed statements of operations. Offering costs associated with the Class A ordinary shares issued were charged to shareholders’ equity upon the completion of the Initial Public Offering. Offering costs amounting to
$13,954,038 were charged to shareholders’ equity or period expense upon the completion of the Initial Public Offering, and $609,973 of the offering costs were related to the warrant liabilities and charged to the statement of operations.
Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815. We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
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

VPC IMPACT ACQUISITION HOLDINGS II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, 22,545,181 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.
Net Income (Loss) per Ordinary Share
Net income (loss) per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income (loss) per share does not consider the effect of the warrants to purchase 11,521,746
Class A ordinary share issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement Warrants since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive since the average share price of the Company’s ordinary shares for the three months ended June 30, 2021 and from January 13, 2021 (inception) through June 30, 2021 three months ended June 30, 2021 was less than the exercise price and therefore, the inclusion of such warrants under the treasury share method would be anti-dilutive.
The Company’s statements of operations include a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class
method of income (loss) per share. Net income (loss) per ordinary share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable ordinary shares outstanding for the period. Net income (loss) per share, basic and diluted, for Class A and Class B non-redeemable
ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable
ordinary shares outstanding for the period. Class A and Class B non-redeemable
ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	For the Period from January 1 4 , 2021 (inception) through June 30, 2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares Interest Income	$9,282	$13,002

Net Earnings	$9,282	$13,002

Denominator: Weighted Average Redeemable Class A Ordinary Shares Redeemable Class A Ordinary Shares, Basic and Diluted
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	25,578,466	25,578,466
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00	$0.00

Non-Redeemable Class B Ordinary Shares
Numerator: Net Income (Loss) minus Redeemable Net Earnings
Net Income (loss)	$629,517	$(980,580)
Redeemable Net Earnings	(9,282)	(13,002)

Non-Redeemable Net Income (Loss)	$620,235	$(993,582)
Denominator: Weighted Average Non-Redeemable Class A and B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic and Diluted	6,394,617	6,150,367
Earnings (Loss)/Basic and Diluted Non-Redeemable Class B Ordinary Shares	$0.10	$(0.16)

VPC IMPACT ACQUISITION HOLDINGS II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial insti
t
ution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instrume
n
ts under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.
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

VPC IMPACT ACQUISITION HOLDINGS II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Promissory Note — Related Party
On January 14, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) December 31, 2021 or (ii) the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $93,142 was repaid at the closing of the Initial Public Offering on March 9, 2021. Borrowings under the Promissory Note are no longer available.
Administrative Services Agreement
The Company entered into an agreement, commencing on

March 4, 2021, to pay the Sponsor up to $
10,000
per month for office space, utilities, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended and for the period from January 13, 2021 (Inception) through June 30, 2021, the Company incurred and included in accrued expenses $
30,000
and $
40,000
in fees for these services, respectively.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2021, the Company had no outstanding borrowings under the Working Capital Loans.
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
Subscription Agreement
Concurrently with entering into the Business Combination Agreement, Holdco has entered into subscription agreements with certain investors (the “PIPE Investors”) (the “Subscription Agreements”), pursuant to which such investors would subscribe for Holdco Class A Ordinary Shares (in the form of Holdco Class A ADSs) in a private placement for $10.00 per share substantially concurrently at the Closing for an aggregate purchase price of $120 million. The proceeds from the private placement will be used for general working capital purposes following the Closing. Each Subscription Agreement will terminate upon the earlier to occur of (a) the termination of the Business Combination Agreement in accordance with its terms, (b) the mutual written agreement of the parties to such Subscription Agreement, (c) if specified conditions to closing of such Subscription Agreement are not satisfied or waived prior to Closing, and (d) August 2, 2022, if the Closing has not occurred by such date.
NOTE 7. SHAREHOLDERS’ EQUITY
Preference Shares
—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2021, there were 3,033,285 Class A ordinary shares issued and outstanding, excluding 22,545,181 Class A ordinary shares subject to possible redemption.
Class
 B Ordinary Shares
—The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2021, there were 6,394,617 Class B ordinary shares issued and outstanding.

VPC IMPACT ACQUISITION HOLDINGS II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
basis.
NOTE 8. WARRANT LIABILITIES
As of June 30, 2021, there are 6,394,617 Public Warrants outstanding and 5,127,129 Private
Placement
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

VPC IMPACT ACQUISITION HOLDINGS II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Redemption of warrants when the price per Class
 A ordinary share equals or exceeds $10.00
. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described with respect to the Private Placement Warrants):

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

VPC IMPACT ACQUISITION HOLDINGS II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 9. FAIR VALUE MEASUREMENTS
At June 30, 2021, assets held in the Trust Account were comprised of $255,797,662 in Money Market Funds which are invested primarily in U.S. Treasury Securities. During the period ended June 30, 2021, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$255,797,662
Liabilities:
Warrant liability – Public Warrants	1	$7,353,809
Warrant liability – Private Placement Warrants	3	9,143,742
As of June 30, 2021, the carrying values of prepaid expenses, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of the instruments.
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement from January 13, 2021 (inception) through June 30, 2021.
The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.
The Private Placement Warrants were initially valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the ordinary shares. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the public warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the warrants from the Units, the close price of the public warrant price was used as the fair value as of each relevant date.
The key inputs into the Monte Carlo simulation model Public Warrants and the Black-Scholes-Merton model for the Private Placement Warrants were as follows:

	March 9 , 2021 (Initial Measurement)		June 30, 2021
Input	Public Warrants	Private Warrants	Private Warrants
S hare Price	$10.00	$9.59	$9.73
Exercise Price	$11.50	$11.50	$11.50
Volatility	26.9%	26.0%	26.0%
Term (years)	5.00	5.00	5.00
Dividend Yield	0.00	0.00%	0.00%
Risk Free Rate	1.21%	1.34%	0.87%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement(1)	Public	Warrant Liabilities
Fair value as of January 13, 2021 (inception)	$0	$0	$0
Initial measurement on March 9, 2021	9,075,018	10,423,226	19,498,244
Change in valuation inputs or other assumptions	(256,356)	(255,785)	(512,141)
Transfer to Level 1	0	(10,167,441)	(10,167,441)

Fair value as of March 31, 2021	8,818,662	0	8,818,662
Change in valuation inputs or other assumptions	325,080	0	325,080

Fair value as of June 30, 2021	$9,143,742	$0	$9,143,742

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
On August 2, 2021, a business combination agreement was entered into, by and among the Company, Holdco, Merger Sub, Target Company, the Target Company Shareholders and the Shareholders Representative.

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
Business Combination Agreement
On August 2, 2021, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”), by and among, the Company, AG1 Holdings, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (“Holdco”), AG2 Holdings, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (“Merger Sub”), FinAccel Pte. Ltd., a Singapore private company limited by shares (the “Target Company”), each shareholder of the Target Company as set forth on Schedule 1 of the Business Combination Agreement (the “Target Company Shareholders”), and Akshay Garg in his capacity as “Shareholders Representative”, pursuant to which, among other things: (i) on the business day prior to the consummation of the acquisition by Holdco of the Target Company contemplated in the Business Combination Agreement (such consummation, the “Closing”), Merger Sub will merge with and into the Company, with Merger Sub continuing as the “Surviving VIH Company” (the “VIH Merger”, with the effective time of such merger, the “VIH Merger Effective Time”), as a result of which, (a) the Surviving VIH Company will become a wholly-owned subsidiary of Holdco and (b) immediately after the VIH Share Recapitalization (as defined below), each Class A ordinary share of the Company, par value $0.0001 per share (the “VIH Class A Ordinary Shares”) issued and outstanding and Class B ordinary shares of the Company, par value $0.0001 per share (“VIH Class B Ordinary Shares”, and together with the VIH Class A Ordinary Shares, the “VIH Ordinary Shares”) immediately prior to the VIH Merger Effective Time shall no longer be outstanding as of the VIH Merger Effective Time and shall automatically be cancelled and cease to exist in exchange for one Class A ordinary share of Holdco (“Holdco Class A Ordinary Share”) (in the form of one American Depository Share representing a Holdco Class A Ordinary Share, each a “Holdco Class A ADS”) and each outstanding warrant to purchase VIH Ordinary Shares will become exercisable for Holdco Class A Ordinary Shares (in the form of Holdco Class A ADSs) on identical terms, and (ii) at the Closing, among other things, (x) Holdco will acquire all of the issued and outstanding ordinary shares of the Target Company (the “Target Company Ordinary Shares”) and the issued and outstanding preference Shares of the Target Company (the “Target Company Preference Shares”) from the Target Company Shareholders in exchange for the Holdco Class A Ordinary Shares (in the form of Holdco Class A ADSs) or Class V Ordinary Shares of Holdco (“Holdco Class V Ordinary Share”, and together with the Holdco Class A Ordinary Shares, the “Holdco Ordinary Shares”) (in the form of American Depository Share representing a Holdco Class V Ordinary Share, each a “Holdco Class V ADS”, and together with the Holdco Class A ADSs, the “Holdco ADSs”), as the case may be, (b) each option to acquire Target Company Ordinary Shares granted under the FinAccel Employee Share Options Scheme (the “Target Company Options”) and each Assumed Warrant (as defined below) will be converted into the right to receive an option or a warrant to purchase Holdco Class A Ordinary Shares (in the form of Holdco Class A ADSs), respectively, and (c) each Target Company Convertible Note (as defined below) that is then outstanding and not converted into Target Company Ordinary Shares, shall be cancelled and extinguished and in exchange therefor, converted into the right to receive Holdco Class A Ordinary Shares (in the form of Holdco Class A ADSs), in each case, in accordance with the terms and conditions set forth in the Business Combination Agreement. The transactions contemplated by the Business Combination Agreement (the “Transactions”), including the VIH Merger, will constitute a “Business Combination” as contemplated by the Company’s existing amended and restated memorandum and articles of association (the “Current VIH Articles”).
The Business Combination Agreement and the Transactions were unanimously approved by the board of directors of VIH (the “Board”) on July 29, 2021.
VIH Merger
At the VIH Merger Effective Time, Merger Sub and the Company shall consummate the VIH Merger, pursuant to which the Company shall be merged with and into Merger Sub, following which the separate corporate existence of the Company shall cease and Merger Sub shall continue as the surviving company (the “Surviving VIH Company”).
At the VIH Merger Effective Time, every issued and outstanding unit of the Company (consisting of one VIH Class A Ordinary Share and one-fourth of a VIH Public Warrant, as defined below, the “VIH Units”), to the extent not detached, shall be automatically detached and the holder thereof shall be deemed to hold one VIH Class A Ordinary Share and one-fourth of a warrant of the Company.
At the VIH Merger Effective Time, every issued VIH Class B Ordinary Share will convert into one VIH Class A Ordinary Share on a one-for-one basis (the “VIH Share Recapitalization”) and, immediately thereafter every issued VIH Class A Ordinary Share (other than those owned by the Company as treasury shares, which shall be canceled and extinguished without any conversion thereof or payment therefor) shall automatically be cancelled and cease to exist in exchange for one Holdco Class A Ordinary Share (in the form of one Holdco Class A ADS).
At the VIH Merger Effective Time, in accordance with the terms of the Warrant Agreement dated March 4, 2021 by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agreement”), each issued and outstanding whole warrant of the Company (consisting of either one public warrant entitling the holder to purchase one VIH Class A Ordinary Share per warrant at a price of $11.50 per VIH Class A Ordinary Share (a “VIH Public Warrant”), or a private placement warrant entitling the holder to purchase one VIH Class A Ordinary Share per warrant at a price of $11.50 per VIH Class A Ordinary Share (a “VIH Private Warrant”), collectively the “VIH Warrants”) will become exercisable for the right to receive one Holdco Class A Ordinary Share (in the form of Holdco Class A ADS(s)) at the same exercise price per share and on the same terms in effect immediately prior to the VIH Merger Effective Time, and the rights and obligations of the Company under the Warrant Agreement will be assigned and assumed by Holdco.
At the VIH Merger Effective Time, by virtue of the VIH Merger and without any action on the part of any party hereto or the holders of any shares of the Company, Holdco or Merger Sub, all of the ordinary shares of Merger Sub in issue immediately prior to the VIH Merger Effective Time, each of US$0.00001 par value in the share capital of Merger Sub, shall be converted into an equal number of ordinary shares of the Surviving VIH Company, each of US$0.00001 par value in the share capital of the Surviving VIH Company, with the same rights, powers and privileges as the shares so converted and shall constitute the only issued share capital of the Surviving VIH Company.
Target Company Shareholder Consideration
Pursuant to the Business Combination Agreement, the Target Company Shareholders, will receive aggregate merger consideration with an implied value of $2,000,000,000 (the “Equity Value”), consisting of a number of shares of Holdco Class A Ordinary Shares or Holdco Class V Ordinary Shares (in the form of Holdco Class A ADSs or Holdco Class V ADSs, respectively), equal to the Equity Value divided by $10.00 (the “Aggregate Share Consideration”).
Pursuant to the Business Combination Agreement, at the VIH Merger Effective Time, (a) Target Company Ordinary Shares held by the Target Company Shareholders will be cancelled and automatically converted into the right to receive, in the case of the Shareholders other than Akshay Garg and Umang Rustagi, a number of newly issued Holdco Class A Ordinary Shares (in the form of Holdco Class A ADSs) or, in the case of Akshay Garg and Umang Rustagi (the “Founders”), Holdco Class V Ordinary Shares (in the form of Holdco Class V ADSs), each with a par value of $0.00001, equal to an exchange ratio (the “Exchange Ratio”) determined by dividing the Aggregate Share Consideration by the sum of (without duplication): (a) the total number of outstanding Target Company Ordinary Shares, (b) the total number of Target Company Ordinary Shares convertible from all of the outstanding Target Company Preference Shares, (c) the total number of Target Company Ordinary Shares subject to issuance pursuant to a Target Company Option, or portion thereof, to the extent such Target Company Option (or applicable portion thereof) is vested and outstanding as of immediately prior to the Closing or would vest upon or immediately following the Closing (the “Vested Target Company Options”), (d) the maximum number of Target Company Ordinary Shares subject to issuance pursuant to the (i) the Warrant by and between the Target Company and Partners for Growth V, L.P., dated August 12, 2019 and (ii) the Warrant by and between the Target Company and Partners for Growth V, L.P., dated May 12, 2021 (collectively, the “PFG Warrants”), (e) the maximum number of Target Company Ordinary Shares subject to issuance pursuant to the Warrant to Purchase Ordinary Shares of FinAccel Pte. Ltd. by and between the Target Company and Victory Park Capital Advisors, LLC, dated July 10, 2020 (the “VPC Warrant”), and (f) the maximum number of Target Company Ordinary Shares or Target Company Ordinary Shares issuable upon conversion of Target Company Preference Shares, in each case subject to issuance pursuant to outstanding Target Company Convertible Notes, in each case of the foregoing items (a) through (f), as of immediately prior to the Closing.
As of the Closing, each Target Company Option that is then outstanding shall be converted into the right to receive an option relating to Holdco Class A Ordinary Shares (in the form of Holdco Class A ADSs) on the same terms and conditions as are in effect with respect to such Target Company Option immediately prior to the Closing (including with respect to vesting, release, and forfeiture or termination provisions) (each, a “Holdco Option”) except that (i) such Holdco Option shall relate to such number of Holdco Class A Ordinary Shares (in the form of Holdco Class A ADSs, rounded down to the nearest whole Holdco Class A Ordinary Share) as is equal to the product of

(A) the number of Target Company Ordinary Shares subject to such Target Company Option multiplied by (B) the Exchange Ratio, and (ii) the exercise price per share for each such Holdco Option shall be equal to the quotient of

(A) the exercise price per share of such Target Company Option in effect immediately prior to the Closing divided by (B) the Exchange Ratio (the exercise price per share, as so determined, being rounded up to the nearest full cent).
Each of the PFG Warrants and VPC Warrant (collectively, the “Target Company Warrants”), to the extent that it remains outstanding and unexercised immediately prior to the VIH Merger Effective Time (each, an “Assumed Warrant”), shall be converted into a warrant to purchase Holdco Class A Ordinary Shares (in the form of Holdco Class A ADSs) on the same terms and conditions as are in effect immediately prior to the VIH Merger Effective Time (the “Successor Warrant”), except that (a) each Assumed Warrant shall entitle the holder thereof to purchase such number of Holdco Class A Ordinary Shares (in the form of Holdco Class A ADSs) as is equal to the product of (i) the number of Target Company Ordinary Shares subject to such Assumed Warrant immediately prior to the VIH Merger Effective Time multiplied by (ii) the Exchange Ratio and (b) each Assumed Warrant shall have an exercise price per share (which shall be rounded up to the nearest whole cent) equal to the quotient of (i) the exercise price per share of such Assumed Warrant immediately prior to the VIH Merger Effective Time divided by (ii) the Exchange Ratio.
As of the Closing, each note issued by the Target Company that is convertible into Target Company Ordinary Shares or Target Company Preference Shares (the “Target Company Convertible Notes”) that is then outstanding and not converted into Target Company Ordinary Shares, shall be cancelled and extinguished and in exchange therefor, converted into the right to receive with respect to such Target Company Convertible Note, Holdco Class A Ordinary Shares (in the form of Holdco Class A ADSs, rounded down to the nearest whole Holdco Class A Ordinary Shares) equal to the product of (i) the number of Target Company Ordinary Shares that such Target Company Convertible Notes were convertible into immediately prior to the Closing based on the principal amount and any accrued and unpaid interest outstanding on such Target Company Convertible Note multiplied by (ii) the Exchange Ratio.
High Vote Shares
Pursuant to the Business Combination Agreement, immediately prior to the Closing, the Current Holdco Articles will be further amended and restated (the “A&R Holdco Articles”) to, among other things, (a) establish a dual-class Holdco Ordinary Shares structure consisting of Holdco Class A Ordinary Shares and Holdco Class V Ordinary Shares, and (b) provide that each Holdco Class A Ordinary Share will be entitled to one (1) vote per share and each Holdco Class V Ordinary Share will be entitled to ten (10) votes per share (the “High Vote”). In connection with the Transactions, the VIH Ordinary Shares received as consideration by the Founders will be Holdco Class V Ordinary Shares, and will entitle the Founders to the High Vote until such time as such Holdco Class V Ordinary Shares are exchanged pursuant to the terms of the A&R Holdco Articles for an equal number of Holdco Class A Ordinary Shares (i) at the option of the holder, (ii) upon a transfer to an unaffiliated third party, (iii) upon the conversion of any Class V Ordinary Share by Holdco in any manner available under applicable law, including redeeming or repurchasing the relevant Class V Shares and applying the proceeds thereof towards payment for the new Holdco Class A Ordinary Shares, (iv) upon a Founder’s death or incapacity or (v) the date that the number of shares of Holdco, including any shares of Holdco underlying any securities (including restricted stock units, options, or other convertible instruments) convertible into or exchangeable or exercisable into shares of Holdco, held by a Founder and certain permitted transferees is less than 50% of the number of shares of Class V Ordinary Shares held by such Founder and such permitted transferees at the Closing (whichever is earlier with respect to such Holdco Class V Ordinary Shares). The Holdco Class V Ordinary Shares will provide the Founders with approximately 70.5% of the voting power of the Holdco Ordinary Shares outstanding immediately following the Closing, assuming no redemptions by the Company’s shareholders.
The parties to the Business Combination Agreement have made customary representations, warranties and covenants in the Business Combination Agreement, including, among others, covenants with respect to the conduct of the Target Company, its subsidiaries, Holdco Merger Sub, and the Company prior to the Closing. The Closing is subject to certain customary conditions.
Results of Operations
We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.
For the three months ended June 30, 2021, we had net income of $629,517, which consists of the change in fair value of warrant liability of $2,488,552, transaction costs incurred in connection with warrant liability of $0, and formation and operating costs of $1,868,317, offset by interest income on marketable securities held in the Trust Account of $9,282.
For the period from January 13, 2021 (inception) through June 30, 2021, we had a net loss of $980,580 which consists of the change in fair value of warrant liability of $1,616,368, transaction costs incurred in connection with warrant liability of $609,973, and formation and operating costs of $1,999,977, offset by interest income on marketable securities held in the Trust Account of $13,002.
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
For the period from January 13, 2021 (inception) through June 30, 2021, cash used in operating activities was $1,383,259. Net loss of $980,580 was affected by interest earned on marketable securities held in the Trust Account of $13,002, changes in fair value of warrant liability of $1,616,368, transaction costs incurred in connection with warrant liability of $609,973, and formation cost paid by Sponsor in exchange for issuance of founder shares of $5,000. Changes in operating assets and liabilities used $611,718 of cash for operating activities.
As of June 30, 2021, we had marketable securities held in the Trust Account of $255,797,662 consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual Obligations
The Company entered into an agreement, commencing on March 4, 2021, to pay the Sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended and for the period from January 13, 2021 (Inception) through June 30, 2021, the Company incurred and accrued $30,000 and $40,000 in fees for these services, respectively.
The underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,952,463 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Subscription Agreement
Concurrently with entering into the Business Combination Agreement, Holdco has entered into subscription agreements with certain investors (the “PIPE Investors”) (the “Subscription Agreements”), pursuant to which such investors would subscribe for Holdco Class A Ordinary Shares (in the form of Holdco Class A ADSs) in a private placement for $10.00 per share substantially concurrently at the Closing for an aggregate purchase price of $120 million. The proceeds from the private placement will be used for general working capital purposes following the Closing.
Each Subscription Agreement will terminate upon the earlier to occur of (a) the termination of the Business Combination Agreement in accordance with its terms, (b) the mutual written agreement of the parties to such Subscription Agreement (c) if the specified conditions to closing of such Subscription Agreement are not satisfied or waived prior to Closing, and (d) August 2, 2022, if the Closing has not occurred by such date.
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
Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815. We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
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
Net Income (loss) Per Ordinary Share
We apply the
two-class
method in calculating earnings per share. Net income (loss) per ordinary share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net income (loss) per ordinary share, basic and diluted for Class A and Class B non-redeemable
ordinary shares is calculated by dividing the net loss less income attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable
ordinary shares outstanding for the periods presented.
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
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in
Rules 13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective at a reasonable assurance level, due solely to the material weakness in our internal control over financial reporting, as of the end of the period covered by this Quarterly Report due solely to the significant change in the accounting treatment of our warrants. As described in the Notes to Financial Statements entitled “Significant Accounting Policies—Warrant Liability” under Item 1 of this Quarterly Report, the accounting treatment of our warrants for the reporting period covered by this Quarterly Report is significantly different from the accounting treatment of such securities for our prior financial reporting periods as reflected in our financial statements previously filed with the SEC. We have performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on
Form 10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than as described herein. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this material weakness has not been fully remediated.
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

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
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,127,129 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to VPC Impact Acquisition Holdings Sponsor II, LLC (the “Sponsor”), generating gross proceeds of $7,690,693. Each whole Private Placement Warrant is exercisable to purchase one ordinary share at an exercise price of $11.50 per share. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.
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
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form
10-Q.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
None

Item 5.	Other Information
None

Item 6.	Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

2.1	Business Combination Agreement, dated as of August 2, 2021, by and among VPC Impact Acquisition Holdings II, AG1 Holdings, Ltd., AG2 Holdings, Ltd., FinAccel Pte. Ltd., the Target Company Shareholders, and the Shareholders Representative.
(1)

10.1	Form of Subscription Agreement. (1)

10.2	Founder Holder Agreement, dated as of August 2, 2021, by and among VPC Impact Acquisition Holdings II, its executive officers, its directors, and VPC Impact Acquisition Holdings Sponsor II, LLC. (1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 2, 2021.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VPC IMPACT ACQUISITION HOLDINGS II

Date: August 13, 2021	By:	/s/ Gordon Watson
	Name:	Gordon Watson
	Title:	Co-Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Carly Altieri
	Name:	Carly Altieri
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)