Form 10-Q
period 2021-09-30
VPC Impact Acquisition Holdings II
filed 2021-11-12
CIK 1840792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file
number:001-40160

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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes    ☒  No    ☐
Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large, accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in
Rule 12b-2of
the Exchange Act.

Large, accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2of
the Exchange Act).  Yes    ☒  No    ☐
As of November
12
, 2021, there were 25,578,466 Class A ordinary shares, $0.0001 par value and 6,394,617 Class B ordinary shares, $0.0001 par value, issued and outstanding.

VPC IMPACT ACQUISITION HOLDINGS II
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Page
Part I. Financial Information
Item 1. Financial Statements
Unaudited Condensed Balance Sheet as of September 30, 2021	1
Unaudited Condensed Statements of Operations for the Three Months ended September 30, 2021 and for the Period from January 13, 2021 (Inception) Through September 30, 2021	2
Unaudited Condensed Statement of Changes in Shareholders’ Deficit for the Three Months ended September 30, 2021 and for the Period from January 13, 2021 (Inception) Through September 30, 2021	3
Unaudited Condensed Statement of Cash Flows for the Period from January 13, 2021 (Inception) Through September 30, 2021	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	27
Item 4. Controls and Procedures	27
Part II. Other Information
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3. Defaults Upon Senior Securities	29
Item 4. Mine Safety Disclosures	29
Item 5. Other Information	29
Item 6. Exhibits	30
Part III. Signatures	31

VPC IMPACT ACQUISITION HOLDINGS II
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2021
(UNAUDITED)

ASSETS
Current assets
Cash	$573,466
Prepaid expenses	932,073

Total Current Assets	1,505,539
Investment held in Trust Account	255,800,954

TOTAL ASSETS	$257,306,493

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities – accrued expense	$2,759,946
Warrant liabilities	16,796,339
Deferred underwriting fee payable	8,952,463

TOTAL LIABILITIES	28,508,748
Commitments and Contingencies
Class A ordinary shares subject to possible redemption 25,578,466 shares at $10.00 per share redemption value as of September 30, 2021	255,784,660
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized at September 30, 2021.	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,394,617 shares issued and outstanding(1)	639
Additional paid-in capital	—
Accumulated deficit	(26,987,554)

Total Shareholders’ Deficit	(26,986,915)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$257,306,493

(1)
In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option on March 9, 2021, 74,133 Founder Shares were forfeited and 769,617 Founder Shares are no longer subject to forfeiture resulting in an aggregate of 6,394,617 Founder Shares outstanding at September 30, 2021.

The accompanying notes are an integral part of the unaudited condensed financial statements.

VPC IMPACT ACQUISITION HOLDINGS II
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,	For The Period from January 13, 2021 (Inception) Through September 30,
	2021	2021
General and administrative expenses	$1,358,575	$3,358,552

Loss from operations	(1,358,575)	(3,358,552)
Other (expenses) income:
Changes in fair value of warrant liabilities	(298,788)	1,317,580
Transaction costs incurred in connection with warrant liabilities	—	(609,973)
Interest earned on investments held in Trust Account	3,292	16,294

Total other (expenses) income	(295,496)	723,901
Net loss	$(1,654,071)	$(2,634,651)

Weighted average shares outstanding, Class A ordinary shares	25,578,466	20,266,015

Basic and diluted net loss per share, Class A	$(0.05)	$(0.10)

Weighted average shares outstanding, Class B ordinary shares (1)	6,394,617	6,237,128

Basic and diluted net loss per share, Class B	$(0.05)	$(0.10)

(1)
In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining overallotment option on March 9, 2021, 74,133 Founder Shares were forfeited and 769,617 Founder Shares are no longer subject to forfeiture resulting in an aggregate of 6,394,617 Founder Shares outstanding at September 30, 2021. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture. If forfeited, they have been excluded from the calculation of weighted average shares outstanding.

The accompanying notes are an integral part of the unaudited condensed financial statements.

VPC IMPACT ACQUISITION HOLDINGS II
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM JANUARY 13, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 13, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)	—	—	6,468,750	647	24,353	—	25,000
Forfeiture of Founder Shares	—	—	(74,133)	(8)	—	—	(8)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(24,353)	(24,352,903)	(24,377,256)
Net loss	—	—	—	—	—	(1,610,097)	(1,610,097)

Balance – March 31, 2021	—	$—	6,394,617	$639	$—	$(25,963,000)	$(25,962,361)
Net income	—	—	—	—	—	629,517	629,517

Balance – June 30, 2021	—	$—	6,394,617	$639	$—	$(25,333,483)	$(25,332,844)
Net income (loss)	—	—	—	—	—	(1,654,071)	(1,654,071)

Balance – September 30, 2021	—	$—	6,394,617	$639	$—	$(26,987,554)	$(26,986,915)

(1)
In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining overallotment option on March 9, 2021, 74,133 Founder Shares were forfeited and 769,617 Founder Shares are no longer subject to forfeiture resulting in an aggregate of 6,394,617 Founder Shares outstanding at September 30, 2021.

The accompanying notes are an integral part of the unaudited condensed financial statements.

VPC IMPACT ACQUISITION HOLDINGS II
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 13, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(2,634,651)
Adjustments to reconcile net income to net cash used in operating activities:
Formation cost paid by Sponsor in exchange for issuance of founder shares	5,000
Interest earned on investments held in Trust Account	(16,294)
Changes in fair value of warrant liabilities	(1,317,580)
Transaction costs incurred in connection with warrants	609,973
Changes in operating assets and liabilities:
Prepaid expenses	(932,073)
Accrued expense	2,759,946

Net cash used in operating activities	(1,525,679)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(255,784,660)

Net cash used in investing activities	(255,784,660)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	250,668,967
Proceeds from sale of Private Placements Warrants	7,690,693
Repayment of promissory note—related party	(93,142)
Payment of offering costs	(382,713)

Net cash provided by financing activities	257,883,805

Net Change in Cash	573,466
Cash - Beginning of period	—

Cash - End of period	$573,466

Non-cash investing and financing activities:

Offering costs paid by Sponsor in exchange for issuance of founder shares	$20,000

Offering costs paid through promissory note	$93,142

Initial classification of Class A ordinary shares subject to possible redemption	$255,784,660
Deferred underwriting fee payable	$8,952,463

The accompanying notes are an integral part of the unaudited condensed financial statements.

VPC IMPACT ACQUISITION HOLDINGS II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from January 13, 2021 (inception) through September 30, 2021 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
The registration statement for the Company’s Initial Public Offering was declared effective on March 4, 2021. On March 9, 2021 the Company consummated the Initial Public Offering of 25,578,466 units (the “Units”) which includes the partial exercise by the underwriters of their over-allotment option in the amount of 3,078,466 Units, at $10.00 per Unit, generating gross proceeds of $255,784,660, which is described in Note 4.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,127,129 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to VPC Impact Acquisition Holdings Sponsor II, LLC (the “Sponsor”), generating gross proceeds of $7,690,693, which is described in Note 5.
Transaction costs amounted to $14,564,011, consisting of $5,115,693 of underwriting fees, $8,952,463 of deferred underwriting fees and $495,855 of other offering costs.
Following the closing of the Initial Public Offering on March 9, 2021, an amount of $255,784,660 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under
Rule 2a-7of
the Investment Company Act, as determined by the Company, until the earliest of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.
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

VPC IMPACT ACQUISITION HOLDINGS II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

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
First Amendment to the Business Combination Agreement
On September 29, 2021, VIH, Holdco, Merger Sub, Target Company and the Shareholders Representative pursuant to Section 13.18 of the Business Combination Agreement entered into the First Amendment to Business Combination Agreement (the “Amendment”), pursuant to which the Business Combination Agreement was amended to amend the definition of “Minimum Available Cash Amount” to mean an amount equal to Three Hundred Ten million dollars ($310,000,000) along with certain other technical clarifications.
All other terms of the Business Combination Agreement, which was previously filed by VIH as Exhibit 2.1 to VIH’s Current Report on
Form 8-K
on August 2, 2021, remained unchanged.
The foregoing summary description of the Amendment is subject to and qualified in its entirety by reference to the Amendment, the terms of which are incorporated by reference to Exhibit 2.1 to the Company’s Current Report on
Form 8-K
(file
No. 001-40160)
as filed with the SEC on September 29, 2021.
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

VPC IMPACT ACQUISITION HOLDINGS II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

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
The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially $10.00 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the prospectus. The per-share amount
to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.
The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

VPC IMPACT ACQUISITION HOLDINGS II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Notwithstanding the foregoing, if the Company seeks shareholder approval of the Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15%of the Public Shares without the Company’s prior written consent.

VPC IMPACT ACQUISITION HOLDINGS II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
The initial shareholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares, in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).
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
Liquidity and Capital Resources
Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain formation and offering costs in exchange for the issuance of the Founder Shares, the loan of up to $300,000 from the Sponsor pursuant to the Note (see Note 6).
On March 9, 2021, the Company consummated the Initial Public Offering of 25,578,466 Units, which includes the partial exercise by the underwriters of their over-allotment options in the amount of 3,078,466 Units, at $10.00 per Unit, generating gross proceeds of $255,784,466, which is described in Note 4.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,127,129 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $7,690,693, which is described in Note 5. Transaction costs amounted to $14,564,061, consisting of $5,115,693 of underwriting fees, $8,952,463 of deferred underwriting fees and $495,855 of other offering costs.
Following the closing of the Initial Public Offering on March 9, 2021, an amount of $255,784,466 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in the Trust Account.
For the period from January 14, 2021 through September 30, 2021, cash used in operating activities was $1,525,679. Net loss of $2,634,651 was affected by interest earned on marketable securities held in the Trust Account of $16,294, changes in fair value of warrant liability of $1,317,580, and transaction costs allocated to warrant liabilities of $600,973. Changes in operating assets and liabilities provided $1,827,873 of cash for operating activities.
As of September 30, 2021, the Company had $573,466 in its operating bank accounts and working capital of deficit $1,254,407. As of September 30, 2021, the Company had marketable securities held in the Trust Account of $255,800,954 consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by the Company to pay taxes. Through September 30, 2021, the Company has not withdrawn any interest earned from the Trust Account.
The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete a Business Combination. To the extent that the Company’s share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue growth strategies.
The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (see Note 6). If we complete a Business Combination, the Company would repay such loaned amounts. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.
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

VPC IMPACT ACQUISITION HOLDINGS II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should revise its previously reported financial statements. The Company determined during quarter ended September 30, 2021 that it had improperly valued its Class ordinary shares subject to possible redemption, at the closing of the Company’s Initial Public Offering and closing of the sale of shares sold pursuant to the exercise of the underwriters’ overallotment, it had improperly valued its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A ordinary shares.
In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.
There has been no change in the Company’s total assets, liabilities or operating results.

Balance Sheet as of March 9, 2021 (audited)	As Previously Reported	Adjustment	As Revised
Class A ordinary shares subject to possible redemption	$224,433,096	$31,351,570	$255,784,660
Class A ordinary shares	$314	$(314)	$—
Additional paid-in capital	$6,998,347	$(6,998,353)	$—
Accumulated deficit	$(1,999,297)	$(24,352,903)	$(26,352,200)
Total Shareholders’ Equity (Deficit)	$5,000,003	$(31,351,570)	$(26,351,567)
NOTE 3—SIGNIFICANT ACCOUNTING POLICIES
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 8, 2021. The interim results for the three months ended September 30, 2021 and for the period from January 13, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

VPC IMPACT ACQUISITION HOLDINGS II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents in its operating account as of September 30, 2021.
Offering Costs
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the condensed statements of operations. Offering costs associated with the Class A ordinary shares issued were charged to shareholders’ equity upon the completion of the Initial Public Offering. Offering costs amounting to$13,954,038 were charged to shareholders’ equity or period expense upon the completion of the Initial Public Offering, and $609,973 of the offering costs were related to the warrant liabilities and charged to the statement of operations.
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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additionalpaid-incapital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as anon-cashgain or loss on the statements of operations.

VPC IMPACT ACQUISITION HOLDINGS II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in
capital and accumulated deficit.
At September 30, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$255,784,660
Less:
Proceeds allocated to Public Warrants	(10,423,226)
Class A ordinary shares issuance costs	(13,954,038)
Plus:
Accretion of carrying value to redemption value	24,377,264

Class A ordinary shares subject to possible redemption	$255,784,660

Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.
Net Income (Loss) per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class
method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value..
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,521,746 Class A ordinary shares in the aggregate. As of September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

VPC IMPACT ACQUISITION HOLDINGS II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The following table reflects the calculation of basic and diluted net loss per ordinary shar
e
 (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(1,323,257)	$(330,814)	$(2,014,624)	$(620,027)
Denominator:
Basic and diluted weighted average shares outstanding	25,578,466	6,394,617	20,266,015	6,237,128

Basic and diluted net loss per ordinary share	$(0.05)	$(0.05)	$(0.10)	$(0.10)

VPC IMPACT ACQUISITION HOLDINGS II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal
Deposit
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
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update
(“ASU”)2020-06,
Debt — Debt with Conversion and Other Options
(Subtopic470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity
(Subtopic815-40)
(“ASU2020-06”)
to simplify accounting for certain financial instruments. ASU2020-06eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU2020-06amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU2020-06is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU2020-06would have on its financial position, results of operations or cash flows. Management does not believe that any other recently issued, but not yet effective, account standard updates, if currently adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.
NOTE 4. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 25,578,466 Units which includes a partial exercise by the underwriters of their over-allotment option in the amount of 3,078,466 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-fourth
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 8).

VPC IMPACT ACQUISITION HOLDINGS II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 5. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 5,127,129 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $7,690,693.50. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.
NOTE 6. RELATED PARTY TRANSACTIONS
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

VPC IMPACT ACQUISITION HOLDINGS II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
Administrative Services Agreement
The Company entered into an agreement, commencing on March 4, 2021, to pay the Sponsor up to $10,000per month for office space, utilities, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended and for the period from January 13, 2021 (Inception) through September 30, 2021, the Company incurred and included in accrued expenses $30,000 and $70,000 in fees for these services, respectively.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2021, the Company had no outstanding borrowings under the Working Capital Loans.
NOTE 7. COMMITMENTS AND CONTINGENCIES
Risks and Uncertainties
Management continues to evaluate the impact of theCOVID-19pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

VPC IMPACT ACQUISITION HOLDINGS II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

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
First Amendment to the Business Combination Agreement
On September 29, 2021, VIH, Holdco, Merger Sub, Target Company and the Shareholders Representative pursuant to Section 13.18 of the Business Combination Agreement entered into the First Amendment to Business Combination Agreement (the “Amendment”), pursuant to which the Business Combination Agreement was amended to amend the definition of “Minimum Available Cash Amount” to mean an amount equal to Three Hundred Ten million dollars ($310,000,000) along with certain other technical clarifications.
All other terms of the Business Combination Agreement, which was previously filed by VIH as Exhibit 2.1 to VIH’s Current Report on Form 8-K on August 2, 2021, remained unchanged.
The foregoing summary description of the Amendment is subject to and qualified in its entirety by reference to the Amendment, the terms of which are incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (file
No. 001-40160)
as filed with the SEC on September 29, 2021.
NOTE 8. SHAREHOLDERS’ EQUITY
Preference Shares
—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2021, there were 25,578,466 Class A ordinary shares issued and outstanding which are presented as temporary equity.
Class
 B Ordinary Shares
—The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2021, there were 6,394,617 Class B ordinary shares issued and outstanding.
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
one-for-one
basis.

VPC IMPACT ACQUISITION HOLDINGS II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 9. WARRANT LIABILITIES
As of September 30, 2021, there are 6,394,617 Public Warrants outstanding and 5,127,129 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.
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

•
if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within
a30-tradingday
period ending three business days before the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

VPC IMPACT ACQUISITION HOLDINGS II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

•
if, and only if, the closing price of the Class A ordinary shares equals or exceeds $10.00 per public share (as adjusted) for any 20 trading days within the30-tradingday period ending three trading days before the Company send the notice of redemption of the warrant holders; and

•
if the closing price of the Class A ordinary shares for any 20 trading days within
a30-tradingday
period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities—Warrants—Public Warrants—Anti-dilution Adjustments”), the private placement warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

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

VPC IMPACT ACQUISITION HOLDINGS II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 10. FAIR VALUE MEASUREMENTS
At September 30, 2021, assets held in the Trust Account were comprised of $255,800,954 in Money Market Funds which are invested primarily in U.S. Treasury Securities. During the period ended September 30, 2021, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$255,800,954
Liabilities:
Warrant liability – Public Warrants	1	$7,673,540
Warrant liability – Private Placement Warrants	3	9,122,799
As of September 30, 2021, the carrying values of prepaid expenses, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of the instruments.
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement from January 13, 2021 (inception) through September 30, 2021.
The Warrants were accounted for as liabilities in accordance with ASC815-40and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.
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
The key inputs into the Monte Carlo simulation model Public Warrants and the Black-Scholes-Merton model for the Private Placement Warrants were as follows:

	March 9, 2021 (Initial Measurement)		September 30, 2021
Input	Public Warrants	Private Warrants	Private Warrants
Share Price	$10.00	$9.59	$9.85
Exercise Price	$11.50	$11.50	$11.50
Volatility	26.9%	26.0%	25.0%
Term (years)	5.00	5.00	5.00
Dividend Yield	0.00	0.00%	0.00%
Risk Free Rate	1.21%	1.34%	0.98%

VPC IMPACT ACQUISITION HOLDINGS II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement(1)	Public	Warrant Liabilities
Fair value as of January 13, 2021 (inception)	$—	$—	$—
Initial measurement on March 9, 2021	9,075,018	10,423,226	19,498,244
Change in valuation inputs or other assumptions	(256,356)	(255,785)	(512,141)
Transfer to Level 1	—	(10,167,441)	(10,167,441)

Fair value as of March 31, 2021	8,818,662	—	8,818,662
Change in valuation inputs or other assumptions	325,080	—	325,080

Fair value as of June 30, 2021	$9,143,742	$—	$9,143,742
Change in fair value	(20,943)		(20,943)

Fair value as of September 30, 2021	$9,122,799	$—	$9,122,799

(1)
As a result of the difference in fair value of $1.77 per share of the Private Placement warrants and the purchase of $1.50 per share (see Note 6), the Company recorded a charge of $1.4 million as of the date of the Private Placement which is included in the private placement liability initial measurement within this table but is reported as part of the change in fair value of the warrant liability in the statement of operations.

NOTE 11. SUBSEQUENT EVENTS
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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form10-Qincluding, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
Results of Operations
We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.
For the three months ended September 30, 2021, we had net loss of $1,654,071, which consists of the change in fair value of warrant liability of $298,788 and formation and operating costs of $1,358,575, offset by interest income on marketable securities held in the Trust Account of $3,292.
For the period from January 13, 2021 (inception) through September 30, 2021, we had a net loss of $2,634,651 which consists of transaction costs incurred in connection with warrant liability of $609,973 and formation and operating costs of $3,358,552, offset by change in fair value of warrant liability of $1,317,580 and interest earned on marketable securities held in Trust Account of $16,294.
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
For the period from January 13, 2021 (inception) through September 30, 2021, cash used in operating activities was $1,525,679. Net loss of $2,634,651 was affected by interest earned on marketable securities held in the Trust Account of $16,294, changes in fair value of warrant liability of $1,317,580, transaction costs incurred in connection with warrant liability of $609,973, and formation cost paid by Sponsor in exchange for issuance of founder shares of $5,000. Changes in operating assets and liabilities provided $1,827,873 of cash for operating activities.
As of September 30, 2021, we had marketable securities held in the Trust Account of $255,800,954 consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual Obligations
The Company entered into an agreement, commencing on March 4, 2021, to pay the Sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended and for the period from January 13, 2021 (Inception) through September 30, 2021, the Company incurred and accrued $30,000 and $40,000 in fees for these services, respectively.
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
Net Income (loss) Per Ordinary Share
Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. We apply the two-class
method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06,
Debt — Debt with Conversion and Other Options
(Subtopic 470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity
(Subtopic 815-40)
(“ASU 2020-06”)
to simplify accounting for certain financial instruments.
ASU 2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. Management does not believe that any other recently issued, but not yet effective, account standard updates, if currently adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.
Changes in Internal Control over Financial Reporting
The Company has made changes in its internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The Company can offer no assurance that these changes will ultimately have the intended effects.
Remediation of a Material weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2021.
PART II—OTHER INFORMATION
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
for the quarter ended September 30, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On March 9, 2021 the Company consummated the Initial Public Offering of 25,578,466 units (the “Units”) which includes the partial exercise by the underwriters of their over-allotment option in the amount of 3,078,466 Units, at $10.00 per Unit, generating gross proceeds of $255,784,660. Citigroup and Jefferies acted as book-running managers of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on
FormS-1/A(No.333-252298).
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
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this
Form10-Q.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on
Form10-Q.

No.	Description of Exhibit

2.1	First Amendment to Business Combination Agreement, dated as of September 29, 2021, by and among VPC Impact Acquisition Holdings II, AG1 Holdings, Ltd., AG2 Holdings, Ltd., FinAccel Pte. Ltd. and Akshay Garg in his capacity as the Shareholders Representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (file No. 001-40160) filed with the SEC on September 29, 2021.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VPC IMPACT ACQUISITION HOLDINGS II

Date: November 12, 2021	By:	/s/ Gordon Watson
	Name:	Gordon Watson
	Title:	Co-Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Carly Altieri
	Name:	Carly Altieri
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)