Form 10-Q/A
period 2021-09-30
VPC Impact Acquisition Holdings II
filed 2022-01-03
CIK 1840792

UNITED STATES
SECURITIES AND
EXCHANGE
COMMISSION
Washington, D.C. 20549

Amendment No.1 to
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
As o
f January 3, 2022, t
here were

25,578,466
Class A ordinary shares, $0.0001 par value and
6,394,617
Class B ordinary shares, $0.0001 par value, issued and outstanding.

VPC IMPACT ACQUISITION HOLDINGS II
FORM
10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Page
Part I. Financial Information
Item 1. Financial Statements
Unaudited Condensed Balance Sheet as of September 30, 2021	1
Unaudited Condensed Statements of Operations for the Three Months ended September 30, 2021 and for the Period from January 13, 2021 (Inception) Through September 30, 2021	2
Unaudited Condensed Statement of Changes in Shareholders’ Deficit for the Three Months ended September 30, 2021 and for the Period from January 13, 2021 (Inception) Through September 30, 2021	3
Unaudited Condensed Statement of Cash Flows for the Period from January 13, 2021 (Inception) Through September 30, 2021	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	35
Item 4. Controls and Procedures	35
Part II. Other Information
Item 1. Legal Proceedings	36
Item 1A. Risk Factors	37
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3. Defaults Upon Senior Securities	38
Item 4. Mine Safety Disclosures	38
Item 5. Other Information	38
Item 6. Exhibits	39
Part III. Signatures	40

EXPLANATORY NOTE
VPC Acquisition Holdings II, Inc. (the “Company,” “VPC II,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form
10-Q/A
for the quarterly period ended September 30, 2021 (this “Amended Form
10-Q”)
to amend and restate certain terms in its Quarterly Report on Form
10-Q
for the quarterly period ended September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2021 (the “Original Quarterly Report”).
Background of Restatement
All of the shares held by the Company’s public shareholders (the “Public Shares”) contain a redemption feature which provides each holder of such shares with the opportunity to have their shares redeemed, and management has no control over which Public Shares will be redeemed. ASC
480-10-S99-3A
provides that redemption provisions not solely within the control of the issuer require shares subject to redemption to be classified outside of permanent equity. Furthermore, ASC
480-10-25-6(b)
provides guidance stating that in determining if an instrument is mandatorily redeemable, a provision that defers redemption until a specified liquidity level is reached would not affect classification of the instrument. As such, management has identified errors made in the historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly classified its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, in the Original Quarterly Report management has noted a reclassification adjustment related to temporary equity and permanent equity as of September 30, 2021.
Following the filing of the Original Quarterly Report, the Company’s management, together with the Audit Committee, re-evaluated the materiality of the reclassification and whether the reclassification adjustment related to temporary equity and permanent equity should be restated as of the Initial Public Offering date and the next two subsequent reporting periods. Following such re-evaluation, the Company’s management, together with the Audit Committee determined that the Company’s financial statements and other financial data as of and the period from January 13, 2021 (inception) through March 31, 2021 and the period from January 13, 2021 (inception) through June 30, 2021 should be restated through the filing of this Amended Form 10-Q. The financial statements as of March 31, 2021 and the period from January 13, 2021 (inception) through March 31, 2021 and as of June 30, 2021 and the three months then ended and for the period from January 13, 2021 (inception) through June 30, 2021 have been restated in Note 2 of this Amended Form 10-Q, with the restatements resulting in a change in the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares. Further, due to the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss).
The financial information that has been previously filed or otherwise reported for the period ended September 30, 2021 is superseded by the information in this Amended Form
10-Q,
and the financial statements and related financial information contained in the Original Quarterly Report, filed on November 12, 2021, including the filings for the Affected Periods should no longer be relied upon. On December 10, 2021, the Company filed a report on Form
8-K
disclosing the
non-reliance
on the financial statements included in the Original Quarterly Report, as well as the Form
8-K
for the Post-Initial Public Offering Audited Balance Sheet as of March 9, 2021 filed on March 15, 2021, the Form
10-Q
for the period ended March 31, 2021 filed on May 24, 2021 and the Form
10-Q
for the period ended June 30, 2021 filed on August 13, 2021.
Internal Control Considerations
In connection with the restatement, management has
re-evaluated
the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, and the filing of the Form
10-Q,
a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as a result thereof. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Amended Form
10-Q.

VPC IMPACT ACQUISITION HOLDINGS II
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2021
(UNAUDITED)

ASSETS
Current assets
Cash	$573,466
Prepaid expenses	932,073

Total Current Assets	1,505,539
Investment held in Trust Account	255,800,954

TOTAL ASSETS	$257,306,493

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities – accrued expense	$2,759,946
Warrant liabilities	16,796,339
Deferred underwriting fee payable	8,952,463

TOTAL LIABILITIES	28,508,748
Commitments and Contingencies
Class A ordinary shares subject to possible redemption 25,578,466 shares at $10.00 per share redemption value as of September 30, 2021	255,784,660
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized at September 30, 2021.	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,394,617 shares issued and outstanding (1)	639
Additional paid-in capital	—
Accumulated deficit	(26,987,554)

Total Shareholders’ Deficit	(26,986,915)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$257,306,493

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

VPC IMPACT ACQUISITION HOLDINGS II
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM JANUARY 13, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 13, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)	—	—	6,468,750	647	24,353	—	25,000
Forfeiture of Founder Shares	—	—	(74,133)	(8)	—	—	(8)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(24,353)	(24,352,903)	(24,377,256)
Net loss	—	—	—	—	—	(1,610,097)	(1,610,097)

Balance – March 31, 2021, as restated (see Note 2)	—	$—	6,394,617	$639	$—	$(25,963,000)	$(25,962,361)
Net income	—	—	—	—	—	629,517	629,517

Balance – June 30, 2021, as restated (see Note 2)	—	$—	6,394,617	$639	$—	$(25,333,483)	$(25,332,844)
Net income (loss)	—	—	—	—	—	(1,654,071)	(1,654,071)

Balance – September 30, 2021	—	$—	6,394,617	$639	$—	$(26,987,554)	$(26,986,915)

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
(
Unaudited
)

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
Public
Shares
, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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
RESTATEMENT
OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported financial statements. The Company determined during quarter ended September 30, 2021 that it had improperly classified its Class ordinary shares subject to possible redemption, at the closing of the Company’s Initial Public Offering and closing of the sale of shares sold pursuant to the exercise of the underwriters’ overallotment, it had improperly valued its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $
10.00 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering
and
pursuant
to the exercise of the underwriters’ overallotment can be
redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class
A ordinary shares.
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
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form
10-Qs
for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the
Post-IPO
Balance Sheet and Affected Quarterly Periods should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to those periods in this quarterly report.
There has been no change in the Company’s total assets, liabilities or operating results.
The impact of the restatement on the Company’s previously issued financial statements is reflected in the following tables:

Balance Sheet as of March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated

Class A ordinary shares subject to possible redemption	$224,822,290	$30,962,370	$255,784,660
Class A ordinary shares	$310	$(310)	$—
Additional paid-in capital	$6,609,157	$(6,609,157)	$—
Accumulated deficit	$(1,610,097)	$(24,352,903)	$(25,963,000)
Total shareholders’ equity (deficit)	$5,000,009	$(30,962,370)	$(25,962,361)

VPC IMPACT ACQUISITION HOLDINGS II
NOTES TO UNAUDITED CONDENSED FINANCIAL

STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Number of shares subject to redemption	22,482,229	3,096,237	25,578,466

Balance Sheet as of June 30, 2021 (unaudited)
Class A ordinary shares subject to possible redemption	$225,451,810	$30,332,850	$255,784,660
Class A ordinary shares	$303	$(303)	$—
Additional paid-in capital	$5,979,644	$(5,979,644)	$—
Accumulated deficit	$(980,580)	$(24,352,903)	$(25,333,483)
Total shareholders’ equity (deficit)	$5,000,006	$(30,332,850)	$(25,332,844)
Number of shares subject to redemption	22,545,181	3,033,285	25,578,466

Statement of Cash Flows for The Period from January 13, 2021 (Inception) Through March 31, 2021 (unaudited)
Initial classification of Class A ordinary shares subject to possible redemption	$224,433,090	$31,351,570	$255,784,660
Change in value of Class A ordinary shares subject to possible redemption	$389,200	$(389,200)	$—

Statement of Cash Flows for The Period from January 13, 2021 (inception) Through June 30, 2021 (unaudited)
Initial classification of Class A ordinary shares subject to possible redemption	$224,433,090	$31,351,570	$255,784,660
Change in value of Class A ordinary shares subject to possible redemption	$1,018,720	$(1,018,720)	$—

Statement of Operations for The Period from January 13, 2021 (inception) Through March 31, 2021 (unaudited)
Weighted average shares outstanding, Class A redeemable ordinary shares	25,578,466	(18,174,173)	7,404,293
Basic and diluted net income (loss) per share, Class A redeemable ordinary shares	$—	$(0.12)	$(0.12)
Weighted average shares outstanding, Class B non-redeemable ordinary shares	5,857,910	(10,126)	5,847,784
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$(0.28)	$0.16	$(0.12)

Statement of Operations for the three months ended June 30, 2021 (unaudited)
Weighted average shares outstanding, Class A redeemable ordinary shares	25,578,466	—	25,578,466
Basic and diluted net income (loss) per share, Class A redeemable ordinary shares	$—	$0.02	$0.02

VPC IMPACT ACQUISITION HOLDINGS II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Weighted average shares outstanding, Class B non-redeemable ordinary shares	6,394,617	—	6,394,617
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.10	$(0.08)	$0.02

Statement of Operations for The Period from January 13, 2021 (inception) Through June 30, 2021 (unaudited)
Weighted average shares outstanding, Class A redeemable ordinary shares	25,578,466	(8,270,881)	17,307,585
Basic and diluted net income (loss) per share, Class A redeemable ordinary shares	$—	$(0.04)	$(0.04)
Weighted average shares outstanding, Class B non-redeemable ordinary shares	6,150,367	—	6,150,367
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$(0.16)	$0.12	$(0.04)
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
paid-in
capital and accumulated deficit.
At September 30, 2021, the Class A ordinary shares reflected in the condensed balance sheet are reconciled in the following table:

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

VPC IMPACT ACQUISITION HOLDINGS II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Redemption of warrants when the price per Class
 A ordinary share equals or exceeds $
10.00
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

•
if, and only if, the closing price of the Class A ordinary shares equals or exceeds $10.00 per public share (as adjusted) for any 20 trading days within the 30-trading day
period ending three trading days before the Company send the notice of redemption of the warrant holders; and

•
if the closing price of the Class A ordinary shares for any 20 trading days withina30-tradingdayperiod
ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities—Warrants—Public Warrants—Anti-dilution Adjustments”), the private placement warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

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

2
6

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

2
7

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management identified misstatements made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly classified our Class A ordinary shares subject to possible redemption. We previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A ordinary shares.
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
(“ASU 2020-06”)
to simplify accounting for certain financial instruments
ASU 2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amended Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex financial instruments. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None

Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC, except for the following:
We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
In connection with the preparation of our financial statements as of September 30, 2021, we concluded we were appropriate to restate the presentation of shares of Class A Ordinary shares subject to possible redemption to reflect its public shares within temporary equity after determining the public shares redemption feature is not solely within our control. As part of such process, we identified a material weakness in its internal controls over financial reporting related to the accounting for our complex financial instruments (including redeemable equity instruments as described above). In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
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
A material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such a case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, our securities price may decline and we may face litigation as a result of the foregoing. We cannot assure you that the measures it has taken to date, or any measures it may take in the future, will be sufficient to avoid potential future material weaknesses.
As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021.
We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.
As a result of such material weakness, the restatement, the change in accounting for the temporary equity, the resulting material weakness and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete an initial business combination.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On March 9, 2021 the Company consummated the Initial Public Offering of 25,578,466 units (the “Units”) which includes the partial exercise by the underwriters of their over-allotment option in the amount of 3,078,466 Units, at $10.00 per Unit, generating gross proceeds of $255,784,660. Citigroup and Jefferies acted as book-running managers of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement
onFormS-1/A(No.333-252298).
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
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of
thisForm10-Q.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report
onForm10-Q.

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

VPC IMPACT ACQUISITION HOLDINGS II

Date: January 3, 2022	By:	/s/ Gordon Watson
	Name:	Gordon Watson
	Title:	Co-Chief Executive Officer (Principal Executive Officer)

Date: January 3, 2022	By:	/s/ Carly Altieri
	Name:	Carly Altieri
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)