Form 10-Q
period 2022-03-31
VPC Impact Acquisition Holdings II
filed 2022-05-13
CIK 1840792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
312-701-1777
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12
b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of
May 13,
2022, there were 25,578,466 Class A ordinary shares, $0.0001 par value and 6,394,617 Class B ordinary shares, $0.0001 par value, issued and outstanding.

VPC IMPACT ACQUISITION HOLDINGS II
FORM
10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1
Unaudited Condensed Statements of Operations for the Three Months ended March 31, 2022 and for the Period from January 13, 2021 (Inception) Through March 31, 2021	2
Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three Months ended March 31, 2022 and for the Period from January 13, 2021 (Inception) Through March 31, 2021	3
Unaudited Condensed Statements of Cash Flows for the Three Months ended March 31, 2022 and for the Period from January 13, 2021 (Inception) Through March 31, 2021	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	17
Item 4. Controls and Procedures	17
Part II. Other Information
Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	20
Part III. Signatures	21

Part I. Financial Information
Item 1. Financial Statements
VPC IMPACT ACQUISITION HOLDINGS II
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$327,260	$449,338
Prepaid expenses	632,450	749,808

Total Current Assets	959,710	1,199,146

Investment held in Trust Account	255,830,678	255,806,358

TOTAL ASSETS	$256,790,388	$257,005,504

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities – accrued expense	$3,869,140	$3,005,751
Warrant liabilities	6,468,153	15,175,741
Deferred underwriting fee payable	8,952,463	8,952,463

Total Liabilities	19,289,756	27,133,955

Commitments and Contingencies

Class A ordinary shares subject to possible redemption 25,578,466 shares at $10.00 per share redemption value as of March 31, 2022 and December 31, 2021	255,784,660	255,784,660

Shareholder’s Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized at March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,394,617 shares issued and outstanding (1) at March 31, 2022 and December 31, 2021	639	639
Additional paid-in capital	—	—
Accumulated deficit	(18,284,667)	(25,913,750)

Total Shareholder’s Deficit	(18,284,028)	(25,913,111)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$256,790,388	$257,005,504

(1)
In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option on March 9, 2021, 74,133 Founder Shares were forfeited and 769,617 Founder Shares are no longer subject to forfeiture resulting in an aggregate of 6,394,617 Founder Shares outstanding at March 31, 2022.

The accompanying notes are an integral part of the unaudited condensed financial statements.

VPC IMPACT ACQUISITION HOLDINGS II
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,	For The Period from January 13, 2021 (Inception) Through March 31,
	2022	2021
General and administrative expenses	$1,102,825	$131,660

Loss from operations	(1,102,825)	(131,660)
Other income (expenses):
Changes in fair value of warrant liabilities	8,707,588	(872,184)
Transaction costs incurred in connection with warrant liabilities	—	(609,973)
Interest earned on investments held in Trust Account	24,320	3,720

Total other income (expenses)	8,731,908	(1,478,437)

Net income (loss)	$7,629,083	$(1,610,097)

Weighted average shares outstanding, Class A ordinary shares	25,578,466	7,404,293

Basic and diluted net income (loss) per share, Class A	$0.24	$(0.12)

Weighted average shares outstanding, Class B ordinary shares	6,394,617	5,847,784

Basic and diluted net income (loss) per share, Class B	$0.24	$(0.12)

The accompanying notes are an integral part of the unaudited condensed financial statements.

VPC IMPACT ACQUISITION HOLDINGS II
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — January 1, 2022	—	$—	6,394,617	$639	$—	$(25,913,750)	$(25,913,111)
Net income	—	—	—	—	—	7,629,083	7,629,083

Balance – March 31, 2022 (unaudited )	—	$—	6,394,617	$639	$—	$(18,284,667)	$(18,284,028)

THE PERIOD FROM JANUARY 13, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — January 13, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	6,468,750	647	24,353	—	25,000
Forfeiture of Founder Shares	—	—	(74,133)	(8)	—	—	(8)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(24,353)	(24,352,903)	(24,377,256)
Net loss	—	—	—	—	—	(1,610,097)	(1,610,097)

Balance – March 31, 2021 (unaudited )	—	$—	6,394,617	$639	$—	$(25,963,000)	$(25,962,361)

The accompanying notes are an integral part of the unaudited condensed financial statements.

VPC IMPACT ACQUISITION HOLDINGS II
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,	The Period from January 13, 2021 (inception) through March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$7,629,083	$(1,610,097)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation cost paid by Sponsor in exchange for issuance of founder shares	—	5,000
Interest earned on investments held in Trust Account	(24,320)	(3,720)
Changes in fair value of warrant liabilities	(8,707,588)	872,184
Transaction costs incurred in connection with warrants	—	609,973
Changes in operating assets and liabilities:
Prepaid expenses	117,358	(1,253,606)
Accrued expenses	863,389	70,939

Net cash used in operating activities	(122,078)	(1,309,327)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(255,784,660)

Net cash used in investing activities	—	(255,784,660)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	250,668,967
Proceeds from sale of Private Placements Warrants	—	7,690,693
Repayment of promissory note—related party	—	(93,142)
Payment of offering costs	—	(358,313)

Net cash provided by financing activities	—	257,908,205

Net Change in Cash	(122,078)	814,218
Cash – Beginning of period	449,338	—

Cash – End of period	$327,260	$814,218

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$24,400

Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$20,000

Offering costs paid through promissory note	$—	$93,142

Deferred underwriting fee payable	$—	$8,952,463

The accompanying notes are an integral part of the unaudited condensed financial statements.

VPC IMPACT ACQUISITION HOLDINGS II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from January 13, 2021 (inception) through March 31, 2022 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Following the closing of the Initial Public Offering on March 9, 2021, an amount of $255,784,660 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of
185
days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasury Securities and meeting certain conditions under Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earliest of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders.
Termination of Proposed Business Combination
On August 2, 2021, the Company entered into a business combination agreement (together with the first amendment dated September 29, 2021, the “Business Combination Agreement”) with FinAccel Pte. Ltd. (“FinAccel”) and certain other affiliated entities, pursuant to which, among other things, FinAccel would merge with and into our holding company (the “Proposed Business Combination”). The Business Combination Agreement was unanimously approved by our board of directors on July 29, 2021.
On March 11, 2022, the Company entered into a termination and fee agreement (the “Termination Agreement”) with FinAccel and certain other affiliated entities. Pursuant to the terms of the Termination Agreement, the parties agreed to mutually terminate the Business Combination Agreement, effective on March 11, 2022, subject to the conditions set forth in the Termination Agreement. In conjunction with the termination of the Business Combination Agreement, the Subscription Agreements, the Investor Rights Agreement, the Founder Holder Agreement and the other Ancillary Documents (as each is defined in the Business Combination Agreement) automatically terminated in accordance with their respective terms as of the same date.
The Termination Agreement provides that the Company will be entitled to receive (i) an aggregate sum not to exceed $4,000,000 in reimbursement for certain documented out-of-pocket
third party expenses incurred by the Company (the “Termination Reimbursement Amount”), which is payable by FinAccel within six months of the date of the Termination Agreement and (ii) if the Company has not consummated an initial business combination and have determined to redeem our public shares and liquidate or dissolve thereafter (and we do not withdraw such determination), FinAccel will issue and deliver to the Company a penny warrant, on terms mutually agreeable to FinAccel and the Company, to purchase a number of FinAccel’s ordinary shares equal to three and one-half
percent (3.5%) of the Fully Diluted Share Number (as defined in the Termination Agreement) of FinAccel as of the date of the Termination Agreement, as appropriately adjusted (the “Equity Termination Fee”). If FinAccel engages in any transaction that would be deemed a Sale of the Company (as defined in the Termination Agreement), then the party surviving the sale transaction will assume the foregoing obligation, to satisfy the Equity Termination Fee. If FinAccel fails to pay the Termination Reimbursement Amount, then a default interest of five percent (5%) per annum will accrue on a daily basis from the date the Termination Reimbursement Amount was due and payable until all such unpaid amounts have been paid.
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

VPC IMPACT ACQUISITION HOLDINGS II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Going Concern
As of March 31, 2022, the Company had $327,260 in its operating bank accounts, $255,830,678 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $2,886,926.
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
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until March 9, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 9, 2023. The Company intends to complete its Business Combination in advance of the mandatory liquidation date.
NOTE 2—SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to
Form 10-Q
and Article 8 of
Regulation S-X
of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
as filed with the SEC on March 29, 2022 (the “Annual Report on Form
10-K”).
The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has not opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liabilities. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents in its operating account as of March 31, 2022 and December 31, 2021.

VPC IMPACT ACQUISITION HOLDINGS II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Offering Costs
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the condensed statements of operations. Offering costs associated with the Class A ordinary shares issued were charged to temporary equity upon the completion of the Initial Public Offering. Offering costs amounting to $13,954,038 were charged to shareholders’ deficit or expensed upon the completion of the Initial Public Offering, and $609,973 of the offering costs were related to the warrant liabilities and charged to the statements of operations.
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in
capital and accumulated deficit.
At March 31, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$255,784,660
Less:
Proceeds allocated to Public Warrants	(10,423,226)
Class A ordinary shares issuance costs	(13,954,038)
Plus:
Accretion of carrying value to redemption value	24,377,264

Class A ordinary shares subject to possible redemption	$255,784,660

Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

VPC IMPACT ACQUISITION HOLDINGS II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Net Income (Loss) per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share”. Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of shares share pro rata in the income/loss of the Company. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,521,746 Class A ordinary shares in the aggregate. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.
The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	Three Months Ended March 31, 2022		For the Period from January 13, 2021 (inception) through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$6,103,266	$1,525,817	$(899,605)	$(710,492)
Denominator:
Basic and diluted weighted average shares outstanding	25,578,466	6,394,617	7,404,293	5,847,784

Basic and diluted net income (loss) per ordinary share	$0.24	$0.24	$(0.12)	$(0.12)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 9). At December 31, 2021, assets held in the Trust Account were comprised of $255,806,358 in money market funds which are invested primarily in U.S. Treasury Securities and presented at fair value. During the period from January 13, 2021 (Inception) through December 31, 2021, the Company did not withdraw any interest income from the Trust Account.
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
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

VPC IMPACT ACQUISITION HOLDINGS II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Recent Accounting Standards
In August 2020, FASB issued Accounting Standards Update (“ASU”)
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective for the fiscal year beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows, if adopted.
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
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 5,127,129 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $7,690,694. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 4). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.
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
Administrative Services Agreement
The Company entered into an agreement, commencing on March 4, 2021, to pay the Sponsor up to $10,000
per month for office space, utilities, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and year ended December 31, 2021, the Company incurred and included in accrued expenses
$30,000
and $120,000 in fees for these services, respectively. For
the period from January 13, 2021 (inception) through March 31, 2021, the Company incurred and paid $10,000 in fees for these services.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans

VPC IMPACT ACQUISITION HOLDINGS II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.
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
Additionally, in February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.
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
Subscription Agreement
Concurrently with entering into the Business Combination Agreement, Holdco (as defined in the Business Combination Agreement) entered into subscription agreements with certain investors (the “PIPE Investors”) (the “Subscription Agreements”), pursuant to which such investors would have subscribed for Holdco Class A Ordinary Shares (in the form of Holdco Class A ADSs) in a private placement for $10.00 per share substantially concurrently at the Closing (as defined in the Business Combination Agreement) for an aggregate purchase price of $120 million. The proceeds from the private placement would have been used for general working capital purposes following the Closing.
In light of the termination of the Proposed Business Combination and pursuant to the Business Combination Agreement, we have terminated the existing Subscription Agreements with all PIPE Investors.
Termination of Proposed Business Combination
On August 2, 2021, the Company entered into a business combination agreement (together with the first amendment dated September 29, 2021, the “Business Combination Agreement”) with FinAccel Pte. Ltd. (“FinAccel”) and certain other affiliated entities, pursuant to which, among other things, FinAccel would merge with and into our holding company. The Business Combination Agreement was unanimously approved by our board of directors on July 29, 2021.
On March 11, 2022, the Company entered into a termination and fee agreement (the “Termination Agreement”) with FinAccel and certain other affiliated entities. Pursuant to the terms of the Termination Agreement, the parties agreed to mutually terminate the Business Combination Agreement, effective on March 11, 2022, subject to the conditions set forth in the Termination Agreement. In conjunction with the termination of the Business Combination Agreement, the Subscription Agreements, the Investor Rights Agreement, the Founder Holder Agreement and the other Ancillary Documents (as each is defined in the Business Combination Agreement) automatically terminated in accordance with their respective terms as of the same date.
The Termination Agreement provides that the Company will be entitled to receive (i) an aggregate sum not to exceed $4,000,000 in reimbursement for certain documented out-of-pocket
third party expenses incurred by the Company (the “Termination Reimbursement Amount”), which is payable by FinAccel within six months of the date of the Termination Agreement and (ii) if the Company has not consummated an initial business combination and have determined to redeem our public shares and liquidate or dissolve thereafter (and we do not withdraw such determination), FinAccel will issue and deliver to the Company a penny warrant, on terms mutually agreeable to FinAccel and the Company, to purchase a number of FinAccel’s ordinary shares equal to three and one-half
percent (3.5%) of the Fully Diluted Share Number (as defined in the Termination Agreement) of FinAccel as of the date of the Termination Agreement, as appropriately adjusted (the “Equity Termination Fee”). If FinAccel engages in any transaction that would be deemed a Sale of the Company (as defined in the Termination Agreement), then the party surviving the sale transaction will assume the foregoing obligation, to satisfy the Equity Termination Fee. If FinAccel fails to pay the Termination Reimbursement Amount, then a default interest of five percent (5%) per annum will accrue on a daily basis from the date the Termination Reimbursement Amount was due and payable until all such unpaid amounts have been paid.
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

VPC IMPACT ACQUISITION HOLDINGS II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

NOTE
7
. SHAREHOLDERS’ DEFICIT
Preference Shares
—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 25,578,466 Class A ordinary shares issued and outstanding, which are presented as temporary equity.
Class
 B Ordinary Shares
—The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 6,394,617 Class B ordinary shares issued and outstanding.
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
basis.
NOTE 8. WARRANT LIABILITIES
As of March 31, 2022 and December 31, 2021, there were 6,394,617 Public Warrants outstanding and 5,127,129 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.
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

VPC IMPACT ACQUISITION HOLDINGS II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
30
-trading
day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities—Warrants—Public Warrants—Anti-dilution Adjustments”), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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
NOTE 9. FAIR VALUE MEASUREMENTS
At March 31, 2022, assets held in the Trust Account were comprised of $255,830,678 in money market funds which are invested primarily in U.S. Treasury Securities. During the period ended March 31, 2022, the Company did not withdraw any interest income from the Trust Account.
At December 31, 2021, assets held in the Trust Account were comprised of $255,806,358 in money market funds which are invested primarily in U.S. Treasury Securities. During the period from January 13, 2021 (Inception) through December 31, 2021, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$255,830,678	$255,806,358

VPC IMPACT ACQUISITION HOLDINGS II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Liabilities:
Warrant liability- Public Warrants	1	$2,020,699	$6,330,670
Warrant liability- Private Placement Warrants	3	$4,447,454	$8,845,071
As of March 31, 2022, the carrying values of prepaid expenses, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of the instruments.
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement from January 13, 2021 (inception) through March 31, 2021 was $
10,167,441
. There were no transfers during the three months ended March 31, 2022.
The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on our balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.
The Private Placement Warrants were initially valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the ordinary shares. The expected volatility as of the Initial Public Offering date was derived from observable Public Warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement. A Monte Carlo simulation methodology was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date.
The key inputs into the Monte Carlo simulation model for the Public Warrants and the Black-Scholes-Merton model for the Private Placement Warrants were as follows:

	March 31, 2022	December 31, 2021
Input	Private Warrants	Private Warrants
Share Price	$9.78	$9.82
Exercise Price	$11.50	$11.50
Volatility	12.0%	24.0%
Term (years)	5.00	5.00
Dividend Yield	0.00%	0.00%
Risk Free Rate	2.42%	1.26%
The following table presents the changes in the fair value of Level 3 warrant liabilities at of March 31, 2022:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2021	$8,845,071	$—	$8,845,071

Change in fair value	(4,397,617)	—	(4,397,617)

Fair value as of March 31, 2022	$4,447,454	$—	$4,447,454

The following table presents the changes in the fair value of Level 3 warrant liabilities at March 31, 2021

	Private Placement	Public	Warrant Liabilities
Fair value as of January 13, 2021 (inception)	$—	$—	$—
Initial measurement on March 9, 2021	9,075,018	10,423,226	19,498,244
Change in valuation inputs or other assumptions	(256,356)	(255,785)	(512,141)
Transfer to Level 1	—	(10,167,441)	(10,167,441)

Fair value as of March 31, 2021	$8,818,662	$—	$8,818,662

NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form
10-Q,
including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form
10-K
filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
We are a blank check company incorporated in the Cayman Islands on January 13, 2021, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.
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
On March 11, 2022, we entered into a termination and fee agreement (the “Termination Agreement”) with FinAccel and certain other affiliated entities. Pursuant to the terms of the Termination Agreement, the parties agreed to mutually terminate the Business Combination Agreement, effective on March 11, 2022, subject to the conditions set forth in the Termination Agreement. In conjunction with the termination of the Business Combination Agreement, the Subscription Agreements, the Investor Rights Agreement, the Founder Holder Agreement and the other Ancillary Documents (as each is defined in the Business Combination Agreement) automatically terminated in accordance with their respective terms as of the same date.
The Termination Agreement provides that we will be entitled to receive (i) an aggregate sum not to exceed $4,000,000 in reimbursement for certain documented out-of-pocket
third party expenses incurred by the Company (the “Termination Reimbursement Amount”), which is payable by FinAccel within six months of the date of the Termination Agreement and (ii) if we have not consummated an initial business combination and have determined to redeem our public shares and liquidate or dissolve thereafter (and we do not withdraw such determination, to the extent that such determination can be withdrawn), FinAccel will issue and deliver to the Company a penny warrant, on terms mutually agreeable to FinAccel and us, to purchase a number of FinAccel’s ordinary shares equal to three and one-half
percent (3.5%) of the Fully Diluted Share Number (as defined in the Termination Agreement) of FinAccel as of the date of the Termination Agreement, subject to customary anti-dilution protections (the “Equity Termination Fee”). If FinAccel engages in any transaction that would be deemed a Sale of the Company (as defined in the Termination Agreement), then the party surviving the sale transaction will assume the foregoing obligation, to satisfy the Equity Termination Fee. If FinAccel fails to pay the Termination Reimbursement Amount, then a default interest of five percent (5%) per annum will accrue on a daily basis from the date the Termination Reimbursement Amount was due and payable until all such unpaid amounts have been paid.
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

Results of Operations
We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.
For the three months ended March 31, 2022, we had a net income of $7,629,083, which consists of the change in fair value of warrant liabilities of $8,707,588 and interest earned on investments held in Trust Account of $24,320, offset by general and administrative expenses of $1,102,825.
For the period from January 13, 2021 (inception) through March 31, 2021, we had a net loss of $1,610,097 which consists of transaction costs incurred in connection with warrant liability of $609,973, change in fair value of warrant liabilities of $872,184 and general and administrative expenses of $131,660, offset by interest earned on investments held in Trust Account of $3,720.
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
For the three months ended March 31, 2022, cash used in operating activities was $122,078. Net income of $7,629,083 was affected by interest earned on investments held in the Trust Account of $24,320 and changes in fair value of warrant liabilities of $8,707,588. Changes in operating assets and liabilities provided $980,747 of cash for operating activities.
For the period from January 13, 2021 (inception) through March 31, 2021, cash used in operating activities was $1,309,327. Net loss of $1,610,097 was affected by formation cost paid by Sponsor in exchange for issuance of Founder Shares of $5,000, interest earned on investments held in the Trust Account of $3,720, changes in fair value of warrant liabilities of $872,184, and transaction costs incurred in connection with warrants of $609,973. Changes in operating assets and liabilities used $1,182,667 of cash for operating activities.
As of March 31, 2022, we had marketable securities held in the Trust Account of $255,830,678 consisting of money market funds invested in U.S. Treasury Securities. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
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
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants.
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual Obligations
The Company entered into an agreement, commencing on March 4, 2021, to pay the Sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022, the Company incurred and accrued $30,000 in fees for these services. For the period from January 13, 2021 (inception) through March 31, 2021, the Company incurred and paid $10,000 in fees for these services.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,952,463 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Subscription Agreement
Concurrently with entering into the Business Combination Agreement, Holdco (as defined in the Business Combination Agreement) entered into subscription agreements with certain investors (the “PIPE Investors”) (the “Subscription Agreements”), pursuant to which such investors would have subscribed for Holdco Class A Ordinary Shares (in the form of Holdco Class A ADSs) in a private placement for $10.00 per share substantially concurrently at the Closing (as defined in the Business Combination Agreement) for an aggregate purchase price of $120 million. The proceeds from the private placement would have been used for general working capital purposes following the Closing.
In light of the termination of the Proposed Business Combination and pursuant to the Business Combination Agreement, we have terminated the existing Subscription Agreements with all PIPE Investors.
Going Concern
As of March 31, 2022, the Company had $327,360 in its operating bank accounts, $632,450 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $2,886,926.
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
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until March 9, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 9, 2023. The Company intends to complete its Business Combination in advance of the mandatory liquidation date.
Critical Accounting Policies and Estimates
The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies and estimates:
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
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.
Net Income (loss) Per Ordinary Share
Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of shares share pro rata in the income/loss of the Company. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards
In August 2020, FASB issued Accounting Standards Update (“ASU”)
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective for fiscals years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows, if adopted.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2022, we were not subject to any market or interest rate risk. The net proceeds from the Initial Public Offering, including amounts in the Trust Account, are invested in U.S. Treasury Securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.
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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
Changes in Internal Control over Financial Reporting
The Company has made changes in its internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The Company can offer no assurance that these changes will ultimately have the intended effects.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form
10-K
filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form
10-K
filed with the SEC, except for the following:

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Our Business Combination may be contingent on our ability to comply with certain laws and regulations and any post-Business Combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations. In addition, those laws and regulations and their interpretation and application may change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.
On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in Business Combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; amend the financial statement requirements applicable to Business Combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed Business Combination transactions; increase the potential liability of certain participants in proposed Business Combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.
Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.
United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.
Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on March 29, 2022. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.
In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.
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
(No.333-252298).
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

PART III
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VPC IMPACT ACQUISITION HOLDINGS II

Date: May 13, 2022	By:	/s/ Gordon Watson
	Name:	Gordon Watson
	Title:	Co-Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Carly Altieri
	Name:	Carly Altieri
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)