Form 10-Q
period 2022-06-30
VPC Impact Acquisition Holdings II
filed 2022-08-11
CIK 1840792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
of the Exchange Act).    Yes  ☒    No  ☐
As of August
11
, 2022, there were 25,578,466 Class A ordinary shares, $0.0001 par value and 6,394,617 Class B ordinary shares, $0.0001 par value, issued and outstanding.

VPC IMPACT ACQUISITION HOLDINGS II
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
Unaudited Condensed Statements of Operations for the Three Months ended June 30, 2022 and 2021, Six Months ended June 30, 2022 and For the Period from January 13, 2021 (Inception) Through June 30, 2021	2
Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three Months ended June 30, 2022 and 2021, Six Months ended June 30, 2022 and For the Period from January 13, 2021 (Inception) Through June 30, 2021	3
Unaudited Condensed Statements of Cash Flows for the Six Months ended June 30, 2022 and For the Period from January 13, 2021 (Inception) Through June 30, 2021	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	17
Item 4. Controls and Procedures	17
Part II. Other Information
Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	20
Part III. Signatures	21

Part I. Financial Information
Item 1. Financial Statements
VPC IMPACT ACQUISITION HOLDINGS II
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$41,252	$449,338
Prepaid expenses	463,926	749,808

Total Current Assets	505,178	1,199,146
Investment held in Trust Account	256,169,743	255,806,358

TOTAL ASSETS	$256,674,921	$257,005,504

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities – accrued expense	$3,678,786	$3,005,751
Warrant liabilities	3,746,828	15,175,741
Deferred underwriting fee payable	8,952,463	8,952,463

Total Liabilities	16,378,077	27,133,955

Commitments and Contingencies
Class A ordinary shares subject to possible redemption 25,578,466 shares at $10.01 and $10.00 per share redemption value as of June 30, 2022 and December 31, 2021, respectively	256,169,743	255,784,660
Shareholder’s Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized at June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,394,617 shares issued and outstanding at June 30, 2022 and December 31, 2021	639	639
Additional paid-in capital	—	—
Accumulated deficit	(15,873,538)	(25,913,750)

Total Shareholder’s Deficit	(15,872,899)	(25,913,111)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$256,674,921	$257,005,504

The accompanying notes are an integral part of the unaudited condensed financial statements.

VPC IMPACT ACQUISITION HOLDINGS II
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,	For the Period from January 13, 2021 (Inception) Through June 30,
	2022	2021	2022	2021
Operating and formation costs	$264,178	$1,868,317	$1,367,003	$1,999,977

Loss from operations	(264,178)	(1,868,317)	(1,367,003)	(1,999,977)
Other income (expense):
Changes in fair value of warrant liabilities	2,721,325	2,488,552	11,428,913	1,616,368
Transaction costs incurred in connection with warrant liabilities	—	—	—	(609,973)
Interest earned on investments held in Trust Account	339,065	9,282	363,385	13,002

Total other income (expense), net	3,060,390	2,497,834	11,792,298	1,019,397

Net income (loss)	$2,796,212	$629,517	$10,425,295	$(980,580)

Weighted average shares outstanding, Class A ordinary shares	25,578,466	25,578,466	25,578,466	17,307,585

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.09	$0.02	0.33	(0.04)

Weighted average shares outstanding, Class B ordinary shares	6,394,617	6,394,617	6,394,617	6,150,367

Basic net income (loss) per share, Class B ordinary shares	$0.09	$0.02	0.33	(0.04)

The accompanying notes are an integral part of the unaudited condensed financial statements.

VPC IMPACT ACQUISITION HOLDINGS II
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — January 1, 2022	—	$—	6,394,617	$639	$—	$(25,913,750)	$(25,913,111)
Net income	—	—	—	—	—	7,629,083	7,629,083

Balance – March 31, 2022 (unaudited)	—	$—	6,394,617	$639	$—	$(18,284,667)	$(18,284,028)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(385,083)	(385,083)
Net income	—	—	—	—	—	2,796,212	2,796,212

Balance – June 30, 2022 (unaudited)	—	$—	6,394,617	$639	$—	$(15,873,538)	$(15,872,899)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM JANUARY 13, 2021
(INCEPTION) THROUGH JUNE 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — January 13, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	6,468,750	647	24,353	—	25,000
Forfeiture of Founder Shares	—	—	(74,133)	(8)	—	—	(8)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(24,353)	(24,352,903)	(24,377,256)
Net loss	—	—	—	—	—	(1,610,097)	(1,610,097)

Balance – March 31, 2021 (unaudited)	—	$—	6,394,617	$639	$—	$(25,963,000)	$(25,962,361)
Net income	—	—	—	—	—	629,517	629,517

Balance – June 30, 2021 (unaudited)	—	$—	6,394,617	$639	$—	$(25,333,483)	$(25,332,844)

The accompanying notes are an integral part of the unaudited condensed financial statements.

VPC IMPACT ACQUISITION HOLDINGS II
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,	For the Period from January 13, 2021 (Inception) Through June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$10,425,295	$(980,580)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation cost paid by Sponsor in exchange for issuance of founder shares	—	5,000
Interest earned on investments held in Trust Account	(363,385)	(13,002)
Changes in fair value of warrant liabilities	(11,428,913)	(1,616,368)
Transaction costs incurred in connection with warrants	—	609,973
Changes in operating assets and liabilities:
Prepaid expenses	285,882	(1,116,024)
Accrued expenses	673,035	1,727,742

Net cash used in operating activities	(408,086)	(1,383,259)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(255,784,660)

Net cash used in investing activities	—	(255,784,660)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	250,668,967
Proceeds from sale of Private Placements Warrants	—	7,690,693
Repayment of promissory note—related party	—	(93,142)
Payment of offering costs	—	(358,313)

Net cash provided by financing activities	—	257,908,205

Net Change in Cash	(408,086)	740,286
Cash – Beginning of period	449,338	—

Cash – End of period	$41,252	$740,286

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$24,400

Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$20,000

Offering costs paid through promissory note	$—	$93,142

Deferred underwriting fee payable	$—	$8,952,463

The accompanying notes are an integral part of the unaudited condensed financial statements.

VPC IMPACT ACQUISITION HOLDINGS II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from January 13, 2021 (inception) through June 30, 2022 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
The Termination Agreement provides that the Company will be entitled to receive (i) an aggregate sum not to exceed $4,000,000 in reimbursement for certain documented out-of-pocket
third party expenses incurred by the Company (the “Termination Reimbursement Amount”), which is payable by FinAccel within six months of the date of the Termination Agreement and (ii) if the Company has not consummated an initial business combination and have determined to redeem its public shares and liquidate or dissolve thereafter (and the Company does not withdraw such determination), FinAccel will issue and deliver to the Company a penny warrant, on terms mutually agreeable to FinAccel and the Company, to purchase a number of FinAccel’s ordinary shares equal to three and one-half
percent (3.5%) of the Fully Diluted Share Number (as defined in the Termination Agreement) of FinAccel as of the date of the Termination Agreement, as appropriately adjusted (the “Equity Termination Fee”). If FinAccel engages in any transaction that would be deemed a Sale of the Company (as defined in the Termination Agreement), then the party surviving the sale transaction will assume the foregoing obligation, to satisfy the Equity Termination Fee. If FinAccel fails to pay the Termination Reimbursement Amount, then a default interest of five percent (5%) per annum will accrue on a daily basis from the date the Termination Reimbursement Amount was due and payable until all such unpaid amounts have been paid.
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

VPC IMPACT ACQUISITION HOLDINGS II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Liquidity and Going Concern
As of June 30, 2022, the Company had $41,252 in its operating bank accounts, $256,169,743 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $3,173,608.
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
The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents in its operating account as of June 30, 2022 and December 31, 2021.

VPC IMPACT ACQUISITION HOLDINGS II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s condensed balance sheets.
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
capital and accumulated deficit.
At June 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$255,784,660
Less:
Proceeds allocated to Public Warrants	(10,423,226)
Class A ordinary shares issuance costs	(13,954,038)
Plus:
Accretion of carrying value to redemption value	24,377,264

Class A ordinary shares subject to possible redemption, December 31, 2021	$255,784,660
Plus:
Accretion of carrying value to redemption value	385,083

Class A ordinary shares subject to possible redemption, June 30, 2022	$256,169,743

Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

VPC IMPACT ACQUISITION HOLDINGS II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Net Income (Loss) per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class
method in calculating earnings per share. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of shares share pro rata in the income/loss of the Company. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,521,746 Class A ordinary shares in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net loss per ordinary share for the periods presented.
The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		For the Period from January 13, 2021 (Inception) Through June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$2,236,970	$559,242	$503,614	125,903	$8,340,236	$2,085,059	$(723,485)	$(257,095)
Denominator:
Basic and diluted weighted average shares outstanding	25,578,466	6,394,617	25,578,466	6,394,617	25,578,466	6,394,617	17,307,585	6,150,367

Basic and diluted net income (loss) per ordinary share	$0.09	$0.09	$0.02	0.02	$0.33	$0.33	$(0.04)	$(0.04)

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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 9). As at June 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $256,169,743 and $255,806,358, respectively, in money market funds which are invested primarily in U.S. Treasury Securities and presented at fair value. During the period from January 13, 2021 (Inception) through June 30, 2022, the Company did not withdraw any interest income from the Trust Account.
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
JUNE 30, 2022
(Unaudited)

Recent Accounting Standards
In August 2020, FASB issued Accounting Standards Update (“ASU”)
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective for the fiscal year beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows, if adopted
.
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
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 5,127,129 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $7,690,693. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 4). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.
NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
On January 14, 2021, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 7,187,500 Class B ordinary shares (the “Founder Shares”). On January 15, 2021, the Sponsor forfeited 718,750 Founder Shares back to the Company for no consideration, resulting in an aggregate of 6,468,750 Founder Shares outstanding. On January 18, 2021, the Sponsor transferred an aggregate of 60,000 Founder Shares to members of the Company’s board of directors, resulting in the Sponsor holding 6,408,750 Founder Shares. The Founder Shares included an aggregate of up to 843,750 shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal, on an as-converted
basis, approximately 20% of the Company’s issued and outstanding shares after the Initial Public Offering. In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option, 74,133 Founder Shares were forfeited, and 769,617 Founder Shares are no longer subject to forfeiture resulting in an aggregate of 6,394,617 Founder Shares outstanding.
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
Administrative Services Agreement
The Company entered into an agreement, commencing on March 4, 2021, to pay the Sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company incurred and included in accrued expenses $30,000 and $60,000 in fees for these services, respectively. For the three months ended June 30, 2021 and for the period from January 13, 2021 (inception) through June 30, 2021, the Company incurred and paid $30,000 and $40,000 in fees for these services, respectively.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans

VPC IMPACT ACQUISITION HOLDINGS II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.
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
In light of the termination of the Proposed Business Combination and pursuant to the Business Combination Agreement, the Company has terminated the existing Subscription Agreements with all PIPE Investors.
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

VPC IMPACT ACQUISITION HOLDINGS II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares
—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 25,578,466 Class A ordinary shares issued and outstanding, which are presented as temporary equity.
Class
 B Ordinary Shares
—The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 6,394,617 Class B ordinary shares issued and outstanding.
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
basis.
NOTE 8. WARRANT LIABILITIES
As of June 30, 2022 and December 31, 2021, there were 6,394,617 Public Warrants outstanding and 5,127,129 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.
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
JUNE 30, 2022
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
NOTE 9. FAIR VALUE MEASUREMENTS
At June 30, 2022, assets held in the Trust Account were comprised of $256,169,743 in money market funds which are invested primarily in U.S. Treasury Securities. During the period ended June 30, 2022, the Company did not withdraw any interest income from the Trust Account.
At December 31, 2021, assets held in the Trust Account were comprised of $255,806,358 in money market funds which are invested primarily in U.S. Treasury Securities. During the period from January 13, 2021 (Inception) through December 31, 2021, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

VPC IMPACT ACQUISITION HOLDINGS II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Description	Level	June 30, 2022	Level	December 31, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$256,169,743	1	$255,806,358
Liabilities:
Warrant liability – Public Warrants	2	$1,278,923	1	$6,330,670
Warrant liability – Private Placement Warrants	3	$2,467,905	3	$8,845,071
As of June 30, 2022, the carrying values of prepaid expenses, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of the instruments.
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement from January 13, 2021 (inception) through June 30, 2022 was $10,167,441. The estimated fair value of the Public Warrants transferred from a Level 1 measurement to a Level 2 fair value measurement during the three and six months ended June 30, 2022 was $
1,278,923.
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
The key inputs into the Black-Scholes-Option Pricing Model for the Private Placement Warrants were as follows:

	June 30, 2022	December 31, 2021
Input	Private Warrants	Private Warrants
Share Price	$9.80	$9.82
Exercise Price	$11.50	$11.50
Volatility	6.0%	24.0%
Term (years)	5.00	5.00
Dividend Yield	0.00%	0.00%
Risk Free Rate	3.01%	1.26%
The following table presents the changes in the fair value of Level 3 warrant liabilities at

June 30, 2022:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2021	$8,845,071	$—	$8,845,071
Change in fair value	(4,397,617)	—	(4,397,617)

Fair value as of March 31, 2022	4,447,454	—	4,447,454
Change in fair value	(1,979,549)	—	(1,979,549)

Fair value as of June 30, 2022	$2,467,905	$—	$2,467,905

The following table presents the changes in the fair value of Level 3 warrant liabilities at June 30, 2021

	Private Placement	Public	Warrant Liabilities
Fair value as of January 13, 2021 (inception)	$—	$—	$—
Initial measurement on March 9, 2021	9,075,018	10,423,226	19,498,244
Change in valuation inputs or other assumptions	(256,356)	(255,785)	(512,141)
Transfer to Level 1	—	(10,167,441)	(10,167,441)

Fair value as of March 31, 2021	$8,818,662	$—	$8,818,662
Change in valuation inputs or other assumptions	325,080	—	325,080

Fair value as of June 30, 2021	$9,143,742	$—	$9,143,742

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

Results of Operations
We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.
For the three months ended June 30, 2022, we had a net income of $2,796,212, which consists of the change in fair value of warrant liabilities of $2,721,325 and interest earned on investments held in the Trust Account of $339,065, offset by general and administrative expenses of $264,178.
For the six months ended June 30, 2022, we had a net income of $10,425,295, which consists of the change in fair value of warrant liabilities of $11,428,913 and interest earned on investments held in the Trust Account of $363,385, offset by general and administrative expenses of $1,367,003.
For the three months ended June 30, 2021, we had a net income of $629,517 which consists change in fair value of warrant liabilities of $2,488,552 and interest income on marketable securities held in the Trust Account of $9,282, offset by the of formation and operating costs of $1,868,317.
For the period from January 13, 2021 (inception) through June 30,2021, we had a net loss of $980,580 which consists of formation and operating costs of $1,999,977 and transaction costs incurred in connection with warrant liability of $609,973, offset by the change in fair value of warrant liabilities of $1,616,368 and interest income on marketable securities held in the Trust Account of $13,002.
Liquidity and Capital Resources
On March 9, 2021, the Company consummated the Initial Public Offering of 25,578,466 units (the “Units”) which includes the partial exercise by the underwriters of their over-allotment option in the amount of 3,078,466 Units, at $10.00 per Unit, generating gross proceeds of $255,784,660. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,127,129 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to VPC Impact Acquisition Holdings Sponsor II, LLC (the “Sponsor”), generating gross proceeds of $7,690,693.
Transaction costs amounted to $14,564,011, consisting of $5,115,693 of underwriting fees, $8,952,463 of deferred underwriting fees and $495,855 of other offering costs.
For the six months ended June 30, 2022, cash used in operating activities was $408,086. Net income of $10,425,295 was affected by interest earned on investments held in the Trust Account of $363,385 and changes in fair value of warrant liabilities of $11,428,913. Changes in operating assets and liabilities provided $958,917 of cash for operating activities.
For the period from January 13, 2021 (inception) through June 30, 2021, cash used in operating activities was $1,383,259. Net loss of $980,580 was affected by interest earned on marketable securities held in the Trust Account of $13,002, changes in fair value of warrant liabilities of $1,616,368, transaction costs incurred in connection with warrant liabilities of $609,973, and formation cost paid by Sponsor in exchange for issuance of founder shares of $5,000. Changes in operating assets and liabilities used $611,718 of cash for operating activities.
As of June 30, 2022, we had marketable securities held in the Trust Account of $256,169,743, consisting of money market funds invested primarily in U.S. Treasury Securities. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
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
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual Obligations
The Company entered into an agreement, commencing on March 4, 2021, to pay the Sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company incurred and accrued $30,000 and $60,000 in fees for these services. For the three months ended June 30, 2021 and for the period from January 13, 2021 (inception) through June 30, 2021, the Company incurred and paid $30,000 and $40,000 in fees for these services, respectively.

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
Liquidity and Going Concern
As of June 30, 2022, the Company had $41,252 in its operating bank accounts, $256,169,743 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $3,173,608.
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
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows, if adopted.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2022, we were not subject to any market or interest rate risk. The net proceeds from the Initial Public Offering, including amounts in the Trust Account, are invested in U.S. Treasury Securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On March 9, 2021, the Company consummated the Initial Public Offering of 25,578,466 units (the “Units”) which includes the partial exercise by the underwriters of their over-allotment option in the amount of 3,078,466 Units, at $10.00 per Unit, generating gross proceeds of $255,784,660. Citigroup and Jefferies acted as book-running managers of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form
S-1/A(No.333-252298).The
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

VPC IMPACT ACQUISITION HOLDINGS II

Date: August 11, 2022	By:	/s/ Gordon Watson
	Name:	Gordon Watson
	Title:	Co-Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Carly Altieri
	Name:	Carly Altieri
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)