Form 10-Q
period 2022-09-30
VPC Impact Acquisition Holdings II
filed 2022-11-10
CIK 1840792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

F
ORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in
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
As of November
10
, 2022, there were
 25,578,466 Class A ordinary shares, $0.0001 par value and 6,394,617 Class B ordinary shares, $0.0001 par value, issued and outstanding.

VPC IMPACT ACQUISITION HOLDINGS II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
Unaudited Condensed Statements of Operations for the Three Months ended September 30, 2022 and 2021, Nine Months ended September 30, 2022 and For the Period from January 13, 2021 (Inception) Through September 30, 2021	2
Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three Months ended September 30, 2022 and 2021, Nine Months ended September 30, 2022 and For the Period from January 13, 2021 (Inception) Through September 30, 2021	3
Unaudited Condensed Statements of Cash Flows for the Nine Months ended September 30, 2022 and For the Period from January 13, 2021 (Inception) Through September 30, 2021	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	23
Item 4. Controls and Procedures	23
Part II. Other Information
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	26
Part III. Signatures	27

Part I. Financial Information
Item 1. Financial Statements
VPC IMPACT ACQUISITION HOLDINGS II
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$41,252	$449,338
Prepaid expenses	286,235	749,808
Accounts receivable	4,000,000	—

Total Current Assets	4,327,487	1,199,146
Investment held in Trust Account	257,332,068	255,806,358

TOTAL ASSETS	$261,659,555	$257,005,504

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities – accrued expense	$3,791,691	$3,005,751
Warrant liabilities	691,305	15,175,741
Deferred underwriting fee payable	8,952,463	8,952,463

Total Liabilities	13,435,459	27,133,955

Commitments and Contingencies
Class A ordinary shares subject to possible redemption 25,578,466 shares at $10.06 and $10.00 per share redemption value as of September 30, 2022 and December 31, 2021, respectively	257,332,068	255,784,660
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized at September 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,394,617 shares issued and outstanding at September 30, 2022 and December 31, 2021	639	639
Additional paid-in capital	—	—
Accumulated deficit	(9,108,611)	(25,913,750)

Total Shareholders’ Deficit	(9,107,972)	(25,913,111)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$261,659,555	$257,005,504

The accompanying notes are an integral part of the unaudited condensed financial statements.

VPC IMPACT ACQUISITION HOLDINGS II
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from January 13, 2021 (Inception) Through September 30,
	2022	2021	2022	2021
Operating and formation costs	$290,596	$1,358,575	$1,657,599	$3,358,552
Reimbursement of business combination expenses	(4,000,000)		(4,000,000)

Income (loss) from operations	3,709,404	(1,358,575)	2,342,401	(3,358,552)
Other income (expense):
Changes in fair value of warrant liabilities	3,055,523	(298,788)	14,484,436	1,317,580
Transaction costs incurred in connection with warrant liabilities	—	—	—	(609,973)
Interest earned on investments held in Trust Account	1,162,325	3,292	1,525,710	16,294

Total other income (expense), net	4,217,848	(295,496)	16,010,146	723,901

Net income (loss)	$7,927,252	$(1,654,071)	$18,352,547	$(2,634,651)

Weighted average shares outstanding, Class A ordinary shares	25,578,466	25,578,466	25,578,466	20,266,015

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.25	$(0.05)	0.57	(0.10)

Weighted average shares outstanding, Class B ordinary shares	6,394,617	6,394,617	6,394,617	6,237,128

Basic net income (loss) per share, Class B ordinary shares	$0.25	$(0.05)	0.57	(0.10)

The accompanying notes are an integral part of the unaudited condensed financial statements.

VPC IMPACT ACQUISITION HOLDINGS II
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance —January 1, 2022	—	$—	6,394,617	$639	$—	$(25,913,750)	$(25,913,111)
Net income	—	—	—	—	—	7,629,083	7,629,083

Balance – March 31, 2022 (unaudited)	—	—	6,394,617	639	—	(18,284,667)	(18,284,028)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(385,083)	(385,083)
Net income	—	—	—	—	—	2,796,212	2,796,212

Balance – June 30, 2022 (unaudited)	—	—	6,394,617	639	—	(15,873,538)	(15,872,899)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,162,325)	(1,162,325)
Net income	—	—	—	—	—	7,927,252	7,927,252

Balance – September 30, 2022 (unaudited)	—	$—	6,394,617	$639	$—	$(9,108,611)	$(9,107,972)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM JANUARY 13, 2021
(INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance —January 13, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	6,468,750	647	24,353	—	25,000
Forfeiture of Founder Shares	—	—	(74,133)	(8)	—	—	(8)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(24,353)	(24,352,903)	(24,377,256)
Net loss	—	—	—	—	—	(1,610,097)	(1,610,097)

Balance – March 31, 2021 (unaudited)	—	—	6,394,617	639	—	(25,963,000)	(25,962,361)
Net income	—	—	—	—	—	629,517	629,517

Balance – June 30, 2021 (unaudited)	—	—	6,394,617	639	—	(25,333,483)	(25,332,844)
Net loss	—	—	—	—	—	(1,654,071)	(1,654,071)

Balance – September 30, 2021 (unaudited)	—	$—	6,394,617	$639	$—	$(26,987,554)	$(26,986,915)

The accompanying notes are an integral part of the unaudited condensed financial statements.

VPC IMPACT ACQUISITION HOLDINGS II
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,	For the Period from January 13, 2021 (Inception) Through September 30,
	2022	2021

Cash Flows from Operating Activities:
Net income (loss)	$18,352,547	$(2,634,651)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation cost paid by Sponsor in exchange for issuance of founder shares	—	5,000
Interest earned on investments held in Trust Account	(1,525,710)	(16,294)
Changes in fair value of warrant liabilities	(14,484,436)	(1,317,580)
Transaction costs incurred in connection with warrants	—	609,973
Changes in operating assets and liabilities:
Prepaid expenses	463,573	(932,073)
Accounts receivable	(4,000,000)	—
Accrued expenses	785,940	2,759,946

Net cash used in operating activities	(408,086)	(1,525,679)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(255,784,660)
Net cash used in investing activities	—	(255,784,660)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	250,668,967
Proceeds from sale of Private Placements Warrants	—	7,690,693
Repayment of promissory note—related party	—	(93,142)
Payment of offering costs	—	(382,713)

Net cash provided by financing activities	—	257,883,805

Net Change in Cash	(408,086)	573,466
Cash – Beginning of period	449,338	—

Cash – End of period	$41,252	$573,466

Non-Cash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$20,000

Offering costs paid through promissory note	$—	$93,142

Deferred underwriting fee payable	$—	$8,952,463

The accompanying notes are an integral part of the unaudited condensed financial statements.

VPC IMPACT ACQUISITION HOLDINGS II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from January 13, 2021 (inception) through September 30, 2022 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
percent
(
3.5%) of the Fully Diluted Share Number (as defined in the Termination Agreement) of FinAccel as of the date of the Termination Agreement, as appropriately adjusted (the “Equity Termination Fee”). If FinAccel engages in any transaction that would be deemed a Sale of the Company (as defined in the Termination Agreement), then the party surviving the sale transaction will assume the foregoing obligation, to satisfy the Equity Termination Fee. If FinAccel fails to pay the Termination Reimbursement Amount, then a default interest of five percent

(5%)
per annum will accrue on a daily basis from the date the Termination Reimbursement Amount was due and payable until all such unpaid amounts have been paid.
The Termination Reimbursement Amount was due on
September 11, 2022
. The Company has reflected the $4,000,000 termination fee on the condensed balance sheets in accounts receivable and in the Companys statements of operations in reimbursement of business combination expenses. As of September 30, 2022, the Termination Reimbursement Amount was not paid and is subject to default interest, which was considered immaterial and is not reflected in these condensed financial statements.

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

VPC IMPACT ACQUISITION HOLDINGS II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)
Liquidity and Going Concern
As of September 30, 2022, the Company had $41,252 in its operating bank accounts, $ 257,332,068 in investment
s
held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital of $535,796.
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
The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents in its operating account as of September 30, 2022 and December 31, 2021.

VPC IMPACT ACQUISITION HOLDINGS II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
temporary equity
 and $609,973 of the offering costs were related to the warrant liabilities and charged to the statements of operations.
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s condensed balance sheets.
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
capital and accumulated deficit.
At September 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$255,784,660
Less:
Proceeds allocated to Public Warrants	(10,423,226)
Class A ordinary shares issuance costs	(13,954,038)
Plus:
Accretion of carrying value to redemption value	24,377,264

Class A ordinary shares subject to possible redemption, December 31, 2021	255,784,660
Plus:
Accretion of carrying value to redemption value	1,547,408

Class A ordinary shares subject to possible redemption, September 30, 2022	$257,332,068

Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

VPC IMPACT ACQUISITION HOLDINGS II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)
Net Income (Loss) per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of shares share pro rata in the income (loss) of the Company. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,521,746 Class A ordinary shares in the aggregate. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2022		For the Period from January 13, 2021 (Inception) Through September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$6,341,802	$1,585,450	$(1,323,257)	(330,814)	$14,682,037	$3,670,510	$(2,014,624)	$(620,027)
Denominator:
Basic and diluted weighted average shares outstanding	25,578,466	6,394,617	25,578,466	6,394,617	25,578,466	6,394,617	20,266,015	6,237,128

Basic and diluted net income (loss) per ordinary share	$0.25	$0.25	$(0.05)	(0.05)	$0.57	$0.57	$(0.10)	$(0.10)

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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 9). As at September 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $257,332,068 and $255,806,358, respectively, in money market funds which are invested primarily in U.S. Treasury Securities and presented at fair value. During the period from
March 9
, 2021 (
Initial Public Offering
) through September 30, 2022, the Company did not withdraw any interest income from the Trust Account.
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
SEPTEMBER 30, 2022
(Unaudited)
Recent Accounting Standards
In August 2020, FASB issued Accounting Standards Update (“ASU”)
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic-
815-40)
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
Administrative Services Agreement
The Company entered into an agreement, commencing on March 4, 2021, to pay the Sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000 in fees for these services, respectively.
As of September 30, 2022 $90,000 of these fees were accrued.
For the three months ended September 30, 2021 and for the period from January 13, 2021 (Inception) through
December 31, 2021
, the Company incurred $30,000 and $100,000 in fees for these services, respectively.

As of December 31, 2021 $90,000 of these fees were accrued.

VPC IMPACT ACQUISITION HOLDINGS II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.
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
The Termination Reimbursement Amount was due on
September 11, 2022. The Company has reflected the $4,000,000 termination fee on the condensed balance sheets in accounts receivable
and in the Company’s statements of operations

in reimbursement of business combination expenses
.

As of September 30, 2022, the Termination Reimbursement Amount was not paid and is subject to default interest, which was considered immaterial and is not reflected in these condensed financial statements.
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

VPC IMPACT ACQUISITION HOLDINGS II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)
NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares
—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 25,578,466 Class A ordinary shares issued and outstanding, which are presented as temporary equity.
Class
 B Ordinary Shares
—The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 6,394,617 Class B ordinary shares issued and outstanding.
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
basis.
NOTE 8. WARRANT LIABILITIES
As of September 30, 2022 and December 31, 2021, there were 6,394,617 Public Warrants outstanding and 5,127,129 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.
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
SEPTEMBER 30, 2022
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
NOTE 9. FAIR VALUE MEASUREMENTS
At September 30, 2022, assets held in the Trust Account were comprised of $257,332,068 in money market funds which are invested primarily in U.S. Treasury Securities. During the nine months ended September 30, 2022, the Company did not withdraw any interest income from the Trust Account.
At December 31, 2021, assets held in the Trust Account were comprised of $255,806,358 in money market funds which are invested primarily in U.S. Treasury Securities. During the period from
March 9
, 2021
(
Initial Public Offering
) through December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

VPC IMPACT ACQUISITION HOLDINGS II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	Level	December 31, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$257,332,068	1	$255,806,358
Liabilities:
Warrant liability – Public Warrants	2	$383,677	1	$6,330,670
Warrant liability – Private Placement Warrants	2	$307,628	3	$8,845,071
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement from January 13, 2021 (inception) through September 30, 2021 was $10,167,441. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the three and nine months ended September 30, 2022 was $307,628.
The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on our balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.
The Private Placement Warrants were initially valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the ordinary shares. The expected volatility as of the Initial Public Offering date was derived from observable Public Warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement. A Monte Carlo simulation methodology was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date for the Public Warrants. As of September 30, 2022, given the low trading prices of the Company’s Public Warrants the implied volatility is de minimus, combined with the reduced time frame to complete a successful initial business combination, the price of the Private Placement Warrants are considered to be equal to the Public Warrants.
The key inputs into the Black-Scholes-Option Pricing Model for the Private Placement Warrants were as follows:

December 31, 2021
Input	Private Warrants
Share Price	$9.82
Exercise Price	$11.50
Volatility	24.0%
Term (years)	5.00
Dividend Yield	0.00%
Risk Free Rate	1.26%
The following table presents the changes in the fair value of Level 3 warrant liabilities for the nine months ended
 September 30, 2022:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2021	$8,845,071	$—	$8,845,071
Change in fair value	(4,397,617)	—	(4,397,617)

Fair value as of March 31, 2022	4,447,454	—	4,447,454
Change in fair value	(1,979,549)	—	(1,979,549)

Fair value as of June 30, 2022	2,467,905	—	2,467,905
Change in fair value	(2,160,277)	—	(2,160,277)
Transfer to level 2	(307,628)	—	(307,628)

Fair value as of September 30, 2022	$—	$—	$—

The following table presents the changes in the fair value of Level 3 warrant liabilities for the period from January 13, 2021 (inception) through September 30, 2021:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 13, 2021 (inception)	$—	$—	$—
Initial measurement on March 9, 2021	9,075,018	10,423,226	19,498,244
Change in fair value	(256,356)	(255,785)	(512,141)
Transfer to Level 1	—	(10,167,441)	(10,167,441)

Fair value as of March 31, 2021	8,818,662	—	8,818,662
Change in fair value	325,080	—	325,080

Fair value as of June 30, 2021	9,143,742	—	9,143,742
Change in fair value	(20,943)	—	(20,943)

Fair value as of September 30, 2021	$9,122,799	$—	$9,122,799

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

The Termination Agreement provides that we will be entitled to receive (i) an aggregate sum not to exceed $4,000,000 in reimbursement for certain documented out-of-pocket third party expenses incurred by the Company (the “Termination Reimbursement Amount”), which is payable by FinAccel within six months of the date of the Termination Agreement and (ii) if we have not consummated an initial business combination and have determined to redeem our public shares and liquidate or dissolve thereafter (and we do not withdraw such determination, to the extent that such determination can be withdrawn), FinAccel will issue and deliver to the Company a penny warrant, on terms mutually agreeable to FinAccel and us, to purchase a number of FinAccel’s ordinary shares equal to three and one-half percent (3.5%) of the Fully Diluted Share Number (as defined in the Termination Agreement) of FinAccel as of the date of the Termination Agreement, subject to customary anti-dilution protections (the “Equity Termination Fee”). If FinAccel engages in any transaction that would be deemed a Sale of the Company (as defined in the Termination Agreement), then the party surviving the sale transaction will assume the foregoing obligation, to satisfy the Equity Termination Fee. If FinAccel fails to pay the Termination Reimbursement Amount, then a default interest of five percent (5%) per annum will accrue on a daily basis from the date the Termination Reimbursement Amount was due and payable until all such unpaid amounts have been paid. The Termination Reimbursement Amount was due on September 11, 2022. The Company has reflected the $4,000,000 termination fee on the condensed balance sheets in accounts receivable and in the Company’s statements of operations in reimbursement of business combination expenses. As of September 30, 2022, the Termination Reimbursement Account was not paid and is subject to default interest, which was considered immaterial and is not reflected in these condensed financial statements.

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

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended September 30, 2022, we had a net income of $7,927,252, which consists of reimbursement of business combination expenses of $4,000,000, change in fair value of warrant liabilities of $3,055,523 and interest earned on investments held in the Trust Account of $1,162,325, offset by operating and formation costs of $290,596.

For the nine months ended September 30, 2022, we had a net income of $18,352,547, which consists of reimbursement of business combination expenses of $4,000,000, change in fair value of warrant liabilities of $14,484,436 and interest earned on investments held in the Trust Account of $1,525,710, offset by operating and formation costs of $1,657,599.

For the three months ended September 30, 2021, we had a net loss of $1,654,071, which consists of the change in fair value of warrant liability of $298,788 and operating and formation costs of $1,358,575, offset by interest income on marketable securities held in the Trust Account of $3,292.

For the period from January 13, 2021 (inception) through September 30, 2021, we had a net loss of $2,634,651 which consists of transaction costs incurred in connection with warrant liability of $609,973 and operating and formation costs of $3,358,552, offset by change in fair value of warrant liability of $1,317,580 and interest earned on marketable securities held in the Trust Account of $16,294.

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

For the nine months ended September 30, 2022, cash used in operating activities was $408,086. Net income of $18,352,547 was affected by interest earned on investments held in the Trust Account of $1,525,710 and changes in fair value of warrant liabilities of $14,484,436. Changes in operating assets and liabilities used $2,750,487 of cash for operating activities.

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

As of September 30, 2022, we had marketable securities held in the Trust Account of $257,332,068, consisting of money market funds invested primarily in U.S. Treasury Securities. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

The Company entered into an agreement, commencing on March 4, 2021, to pay the Sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000 in fees for these services. As of September 30, 2022 $90,000 of these fees were accrued. For the three months ended September 30, 2021 and for the period from January 13, 2021 (inception) through December 31, 2021, the Company incurred $30,000 and $100,000 in fees for these services, respectively. As of December 31, 2021 $90,000 of these fees were accrued.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had $41,252 in its operating bank accounts, $257,332,068 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital of $535,796.

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

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of shares share pro rata in the income (loss) of the Company. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2022, we were not subject to any market or interest rate risk. The net proceeds from the Initial Public Offering, including amounts in the Trust Account, are invested in U.S. Treasury Securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”

As of September 30, 2022, the Company had $41,252 in its operating bank accounts, $257,332,068 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $3,464,204.

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

Following the closing of the Initial Public Offering on March 9, 2021, an amount of $255,784,660 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7- of the Investment Company Act, as determined by the Company, until the earliest of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

10.1	Securities Assignment Agreement, by and between VPC Impact Acquisition Holdings Sponsor II, LLC and Albert Periu, dated August 4, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40160), filed with the Securities and Exchange Commission on August 4, 2022).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

PART III

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VPC IMPACT ACQUISITION HOLDINGS II

Date: November 10, 2022	By:	/s/ Gordon Watson
	Name:	Gordon Watson
	Title:	Co-ChiefExecutive Officer (Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Carly Altieri
	Name:	Carly Altieri
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)